Form 10-Q
period 2020-09-30
SQZ Biotechnologies Co
filed 2020-12-10
CIK 1604477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark	One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39662

SQZ BIOTECHNOLOGIES COMPANY

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-2431115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Arsenal Yards Blvd, Suite 210 Watertown, MA	02472
(Address of principal executive offices)	(Zip Code)

(617) 758-8672

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	SQZ	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of December 4, 2020, the registrant had 24,716,974 shares of common stock, $0.001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our plans to develop, manufacture and commercialize our product candidates, the timing or outcome of our ongoing or planned clinical trials for SQZ-PBMC-HPV, SQZ-AAC-HPV, any of our other pipeline product candidates and any future product candidates, the clinical utility of our product candidates, the anticipated impact of the COVID-19 pandemic on our business and operations, including manufacturing, research and development, clinical trials and employees, our cash needs and availability, and the plans and objectives of management for future operations, are forward-looking statements.

The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, those described in the sections of this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. The principal risks and uncertainties affecting our business include the following:

•

we have a limited operating history and no history of commercializing cell therapy products, which may make it difficult to evaluate the success of our business to date and to assess the prospects for our future viability;

•

we have incurred significant losses since inception and expect to incur significant additional losses for the foreseeable future. We have no products that have generated any commercial revenue and we may never achieve or maintain profitability;

•

we will need significant funding in order to complete development of and obtain regulatory approval for our product candidates and commercialize our products, if approved. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts;

•	the COVID-19 pandemic has impacted our operations and clinical trial execution and may materially and adversely affect our business and financial results in the future;

•

our business is highly dependent on the success of our initial product candidates, SQZ-PBMC-HPV and SQZ-AAC-HPV, each of which will require significant additional preclinical and clinical testing before we can seek regulatory approval and potentially launch commercial sales. If SQZ-PBMC-HPV and/or SQZ-AAC-HPV do not receive regulatory approval or are not successfully commercialized, or are significantly delayed in doing so, our business will be harmed;

•

preclinical development is lengthy and uncertain, and our preclinical programs or development candidates may be delayed or terminated, or may never advance to the clinic, any of which may affect our ability to obtain funding and may have a material adverse impact on our platforms or our business;

•	our product candidates are based on a novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all;

•	we will be subject to extensive and costly government regulation;

•

enacted and future healthcare legislation and policies may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and could adversely affect our business;

•	developments by competitors may render our products or technologies obsolete or non-competitive or may reduce the size of our markets;

•

our ability to consistently manufacture our product candidates for use in our clinical trials as well as our ability to establish and operate a manufacturing facility, or secure manufacturing supply through relationships with third parties;

•

our license and collaboration agreement entered into in October 2018 (the “Roche Agreement”) with Hoffman-La Roche Inc. and F. Hoffman La Roche (together, “Roche”) is important to our business. If we or Roche fail to adequately perform under the Roche Agreement, or if we or Roche terminate the Roche Agreement, the development and commercialization of certain of our product candidates, including our initial product candidate, SQZ-PBMC-HPV, could be materially delayed and our business would be adversely affected;

•

we do not have multiple sources of supply for some of the components used in SQZ-PBMC-HPV, SQZ-AAC-HPV or any of our other product candidates, nor long-term supply contracts, and certain of our suppliers are critical to our production; if we were to lose a supplier, it could have a material adverse effect on our ability to complete the development of SQZ-PBMC-HPV, SQZ-AAC-HPV or any of our other product candidates; and

•

if we are unable to obtain, maintain, enforce and adequately protect our intellectual property rights with respect to our technology and product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully develop and commercialize our technology and product candidates may be adversely affected.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	SEPTEMBER 30, 2020	DECEMBER 31, 2019
Assets
Current assets:
Cash and cash equivalents	$107,060	$39,255
Marketable securities	8,021	59,027
Accounts receivable	1,892	1,874
Prepaid expenses and other current assets	1,905	1,662

Total current assets	118,878	101,818
Property and equipment, net	3,850	5,163
Restricted cash	2,305	2,319
Deferred offering costs	1,132	—
Operating lease right-of-use assets	50,807	43,050

Total assets	$176,972	$152,350

Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,461	$2,796
Accrued expenses	5,879	7,061
Current portion of deferred revenue	34,309	18,982
Current portion of operating lease liabilities	8,040	9,444

Total current liabilities	50,689	38,283
Deferred revenue, net of current portion	13,755	21,846
Operating lease liabilities, net of current portion	41,323	32,887
Other liabilities	1,007	740

Total liabilities	106,774	93,756
Commitments and contingencies (Note 10)
Convertible preferred stock (Series Seed, A, B, C and D), $0.001 par value; 17,044,139 and 16,670,802 shares authorized at September 30, 2020 and December 31, 2019, respectively; 16,904,219 and 13,869,027 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively; liquidation preference of $169,648 and $127,348 at September 30, 2020 and December 31, 2019, respectively	174,357	132,109

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 24,000,000 and 23,700,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; 1,760,362 and 1,737,388 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	4,992	2,701
Accumulated other comprehensive income	15	30
Accumulated deficit	(109,168)	(76,248)

Total stockholders’ deficit	(104,159)	(73,515)

Total liabilities, convertible preferred stock and stockholders’ deficit	$176,972	$152,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
Revenue:
Collaboration revenue	$6,121	$4,050	$18,511	$13,075
Grant revenue	—	131	—	791

Total revenue	6,121	4,181	18,511	13,866

Operating expenses:
Research and development	13,910	8,489	37,815	26,324
General and administrative	4,612	4,065	14,139	11,191

Total operating expenses	18,522	12,554	51,954	37,515

Loss from operations	(12,401)	(8,373)	(33,443)	(23,649)

Other income (expense):
Interest income	56	492	533	1,711
Other income (expense), net	(6)	(2)	(10)	(5)

Total other income, net	50	490	523	1,706

Net loss	$(12,351)	$(7,883)	$(32,920)	$(21,943)

Net loss per share attributable to common stockholders, basic and diluted	$(7.03)	$(4.58)	$(18.87)	$(12.94)

Weighted-average common shares outstanding, basic and diluted	1,758,039	1,722,300	1,744,948	1,696,104

Comprehensive loss:
Net loss	$(12,351)	$(7,883)	$(32,920)	$(21,943)
Other comprehensive income (loss):
Unrealized losses on marketable securities, net of tax of $0	(48)	(12)	(15)	(32)

Comprehensive loss	$(12,399)	$(7,895)	$(32,935)	$(21,975)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

(In thousands, except share amounts)

(Unaudited)

	CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ DEFICIT
	SHARES	AMOUNT	SHARES	AMOUNT
Balances at June 30, 2020	16,904,219	$174,357	1,756,018	$2	$4,186	$63	$(96,817)	$(92,566)
Issuance of common stock upon exercise of stock options	—	—	4,344	—	10	—	—	10
Stock-based compensation expense	—	—	—	—	796	—	—	796
Net loss	—	—	—	—	—	—	(12,351)	(12,351)
Unrealized losses on marketable securities, net of tax of $0	—	—	—	—	—	(48)	—	(48)

Balances at September 30, 2020	16,904,219	$174,357	1,760,362	$2	$4,992	$15	$(109,168)	$(104,159)

	CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ DEFICIT
	SHARES	AMOUNT	SHARES	AMOUNT
Balances at December 31, 2019	13,869,027	$132,109	1,737,388	$2	$2,701	$30	$(76,248)	$(73,515)
Issuance of Series D convertible preferred stock, net of issuance costs of $43	3,035,192	42,248	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	22,974	—	44	—	—	44
Stock-based compensation expense	—	—	—	—	2,247	—	—	2,247
Net loss	—	—	—	—	—	—	(32,920)	(32,920)
Unrealized losses on marketable securities, net of tax of $0	—	—	—	—	—	(15)	—	(15)

Balances at September 30, 2020	16,904,219	$174,357	1,760,362	$2	$4,992	$15	$(109,168)	$(104,159)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

(In thousands, except share amounts)

(Unaudited)

	CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ DEFICIT
	SHARES	AMOUNT	SHARES	AMOUNT
Balances at June 30, 2019	12,006,791	$106,401	1,715,214	$2	$1,521	$40	$(58,106)	$(56,543)
Issuance of common stock upon exercise of stock options	—	—	10,541	—	21	—	—	21
Stock-based compensation expense	—	—	—	—	491	—	—	491
Net loss	—	—	—	—	—	—	(7,883)	(7,883)
Unrealized losses on marketable securities, net of tax of $0	—	—	—	—	—	(12)	—	(12)

Balances at September 30, 2019	12,006,791	$106,401	1,725,755	$2	$2,033	$28	$(65,989)	$(63,926)

	CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ DEFICIT
	SHARES	AMOUNT	SHARES	AMOUNT
Balances at December 31, 2018	12,006,791	$106,401	1,691,129	$2	$508	$(4)	$(44,046)	$(43,540)
Issuance of common stock upon exercise of stock options	—	—	34,626	—	64	—	—	64
Stock-based compensation expense	—	—	—	—	1,461	—	—	1,461
Net loss	—	—	—	—	—	—	(21,943)	(21,943)
Unrealized gains on marketable securities, net of tax of $0	—	—	—	—	—	32	—	32

Balances at September 30, 2019	12,006,791	$106,401	1,725,755	$2	$2,033	$28	$(65,989)	$(63,926)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(32,920)	$(21,943)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,011	1,006
Amortization of operating lease right-of-use assets	7,154	929
Stock-based compensation expense	2,247	1,461
Accretion of discounts on marketable securities	(9)	(866)
Loss on disposal of property and equipment	—	51
Loss on termination of operating lease	108	—
Changes in operating assets and liabilities:
Accounts receivable	(18)	(1,612)
Prepaid expenses and other current assets	(243)	(5,617)
Accounts payable	(846)	1,186
Accrued expenses	(1,269)	1,380
Deferred revenue	7,236	606
Operating lease liabilities	(6,630)	(1,231)
Other liabilities	267	189

Net cash used in operating activities	(23,912)	(24,461)

Cash flows from investing activities:
Purchases of property and equipment	(1,054)	(1,314)
Purchases of marketable securities	—	(99,797)
Sales and maturities of marketable securities	51,000	95,600

Net cash provided by (used in) investing activities	49,946	(5,511)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs paid in the period	42,248	—
Payments of initial public offering costs	(290)	—
Payments of issuance costs of convertible preferred stock issued in prior period	(245)	—
Proceeds from exercise of stock options	44	64

Net cash provided by financing activities	41,757	64

Net increase (decrease) in cash, cash equivalents and restricted cash	67,791	(29,908)
Cash, cash equivalents and restricted cash at beginning of period	41,574	61,875

Cash, cash equivalents and restricted cash at end of period	$109,365	$31,967

Supplemental disclosure of non-cash investing and financing activities:
Lease assets obtained in exchange for operating lease liabilities	$17,049	$14,716
Deferred offering costs included in accrued expenses and accounts payable at end of period	$842	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of the Business and Basis of Presentation

SQZ Biotechnologies Company (the “Company”) is a clinical-stage biotechnology company developing cell therapies for patients with cancer, infectious diseases and other serious conditions. The Company uses its proprietary technology, Cell Squeeze, to physically squeeze cells through a microfluidic chip, temporarily opening the cell membrane and enabling biologic material of interest, or cargo, to diffuse into the cell. The Company is using Cell Squeeze to create multiple cell therapy platforms focused on directing specific immune responses. The Company was incorporated in March 2013 under the laws of the State of Delaware.

The Company is subject to a number of risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, the ability to obtain additional financing, protection of proprietary technology, dependence on key personnel, the ability to attract and retain qualified employees, compliance with government regulations, the impact of the COVID-19 coronavirus, and the clinical and commercial success of its product candidates. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

On November 3, 2020, the Company completed its initial public offering (“IPO”) pursuant to which it issued and sold 4,411,765 shares of its common stock. On November 12, 2020, the Company issued and sold an additional 661,764 shares of its common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares. The aggregate net proceeds received by the Company from the IPO were approximately $75.5 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by the Company, which are estimated to be $2.8 million. Upon the closing of the IPO, all of the shares of the Company’s convertible preferred stock then outstanding automatically converted into 17,800,084 shares of common stock (see Note 16).

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of convertible preferred stock, payments received in connection with collaboration agreements and proceeds from borrowings under a convertible promissory note, which converted into shares of convertible preferred stock, and, most recently, with proceeds from the IPO. The Company has incurred recurring losses since inception, including net losses of $32.2 million for the year ended December 31, 2019 and $32.9 million for the nine months ended September 30, 2020. As of September 30, 2020, the Company had an accumulated deficit of $109.2 million. The Company expects to continue to generate operating losses for the foreseeable future. As of December 7, 2020, the issuance date of these interim condensed consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim consolidated financial statements.

Impact of the COVID-19 Coronavirus

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 coronavirus has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the U.S. government-imposed travel restrictions on travel between the United States, Europe and certain other countries. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on hospitals, businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, and facilities and production have been suspended. The future progression of the pandemic and its effects on the Company’s business and operations are uncertain.

The COVID-19 pandemic has impacted and may continue to impact personnel at third-party manufacturing facilities or the availability or cost of materials, which would disrupt the Company’s supply chain, and it may affect the Company’s ability to enroll patients in and timely complete its ongoing Phase 1 clinical trial of SQZ-PBMC-HPV and delay the initiation of future clinical trials, disrupt regulatory activities or have other adverse effects on its business and operations. For example, the Company has experienced delays in receiving supplies of raw materials for its preclinical activities due to the impact of COVID-19 on its suppliers’ ability to timely manufacture these materials, and it has experienced an increase in the transportation cost of its product candidates due to the decreased availability of commercial flights. In addition, the Company has experienced delays in opening clinical trial sites and sites that are open may also have challenges enrolling patients due to the COVID-19 pandemic. Further, some staff that are required to conduct certain testing, such as biopsies, at the Company’s clinical sites or at third-party vendors have been required to stay at home or have been reallocated to other activities, resulting in such tests not being performed or being delayed. The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact the Company’s ability to raise additional funds to support its operations. Moreover, the pandemic has significantly impacted economies worldwide and could result in adverse effects on the Company’s business and operations.

The Company is monitoring the potential impact of the COVID-19 pandemic on its business and financial statements. To date, the Company has not incurred impairment losses in the carrying values of its assets as a result of the pandemic and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these interim condensed consolidated financial statements. The extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations, financial condition and liquidity, including planned and future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SQZ Biotechnologies Security Corporation. All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of December 31, 2019 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s final prospectus for the IPO filed pursuant to Rule 424(b)(4) under the Securities Act, with the SEC, on October 30, 2020. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2020 and consolidated results of operations for the three and nine months ended September 30, 2020 and 2019 and the consolidated cash flows for the nine months ended September 30, 2020 and 2019, have been made. The Company’s consolidated results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, the accrual of research and development expenses, the valuation of common stock and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), including several subsequent amendments, which supersedes existing revenue recognition guidance under GAAP. The standard requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled for the transfer of such promised goods or services. For public entities, this guidance was effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. For nonpublic entities, this guidance was effective for annual periods beginning after December 15, 2018. Early adoption was permitted. ASC 606 may be applied retrospectively to each prior period presented (i.e., the full retrospective method) or with the cumulative effect recognized as of the date of initial application (i.e., the modified retrospective method). The Company early adopted ASC 606 effective January 1, 2018 using the full retrospective method, restating all prior periods presented, and recorded a net decrease to accumulated deficit of $0.4 million as of January 1, 2017 due to the cumulative effect of adopting ASC 606.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. For public entities, this guidance was effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For nonpublic entities, this guidance is effective for annual periods beginning after December 15, 2019. Early adoption was permitted for all entities but no earlier than the Company’s adoption of ASC 606. As discussed above, the Company adopted ASC 606 as of January 1, 2018, and as a result was able to early adopt ASU 2018-07 as of that date. The adoption of ASU 2018-07 had no material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC 842”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. In addition, a lessee is required to record (i) a right-of-use asset and a lease liability on its balance sheet for all leases with accounting lease terms of more than 12 months regardless of whether it is an operating or financing lease and (ii) lease expense on its statement of operations for operating leases and amortization and interest expense on its statement of operations for financing leases. Leases with a term of 12 months or fewer may be accounted for similar to prior guidance for operating leases. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method that allows companies to adopt the standard as of the beginning of the year of adoption as opposed to the earliest comparative period presented. In November 2019, the FASB issued guidance delaying the effective date for all entities, except for public business entities. For public entities, this guidance was effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For nonpublic entities, this guidance is effective for annual periods beginning after December 15, 2020. Early adoption is permitted. The Company early adopted ASC 842 effective January 1, 2019 using the modified retrospective transition method. Under this method, financial statements for periods after the adoption date are presented in accordance with ASC 842 and prior-period financial statements continue to be presented in accordance with ASC 840, the accounting standard originally in effect for such periods.

Upon its adoption of ASC 842, the Company recognized right-of-use assets of $2.7 million and operating lease liabilities of $4.2 million for all leases with lease terms of more than 12 months. At that time, the remaining deferred rent was removed from the consolidated balance sheet as part of the initial recording of the right-of-use asset. There was no impact to accumulated deficit upon the Company’s adoption on the new lease guidance.

Upon its adoption of ASC 842, the Company elected to apply the package of practical expedients permitted under the transition guidance to its entire lease portfolio as of January 1, 2019. As a result, the Company was not required to reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) whether the initial direct costs for any existing leases met the new definition of initial direct costs at the initial application date. In addition, the Company elected not to recognize a right-of-use asset or lease liability for any lease that, at commencement date, has a lease term of 12 months or fewer and does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise.

The Company’s future commitments under lease obligations and additional disclosures are summarized in Note 11.

Recently Issued Accounting Pronouncements

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and has elected not to “opt out” of the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company will adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and will do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. The Company may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for nonpublic companies.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the existing disclosure requirements for fair value measurements. The new disclosure requirements include disclosure related to changes in unrealized gains or losses included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of each reporting period and the explicit requirement to disclose the range and weighted-average of significant unobservable inputs used for Level 3 fair value measurements. The other provisions of ASU 2018-13 include eliminated and modified disclosure requirements. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. For all entities, this guidance is required to be adopted for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2018-13 will have on its disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in the earlier recognition of credit losses, if any. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”), which provides additional implementation guidance on the previously issued ASU 2016-13. For public entities, this guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For nonpublic entities, this guidance is effective for fiscal years beginning after December 15, 2022. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2016-13 and ASU 2019-05 will have on its consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”). ASU 2018-18 makes targeted improvements to GAAP for collaborative arrangements, including (i) clarification that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account, (ii) adding unit-of-account guidance in ASC 808, Collaborative Arrangements, to align with the guidance in ASC 606 and (iii) a requirement that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under ASC 606 is precluded if the collaborative arrangement participant is not a customer. For public entities, this guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For nonpublic entities, this guidance is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2018-18 will have on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) (“ASU 2019-12”), which simplifies the accounting for income taxes by eliminating certain exceptions, including the approach for intraperiod tax allocation, the accounting for income taxes in an interim period, hybrid taxes and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. For public entities, this guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For nonpublic entities, this guidance is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted in interim or annual periods with any adjustments reflected as of the beginning of the fiscal year of adoption. Additionally, entities that elect early adoption must adopt all changes as a result of ASU 2019-12. The Company is currently evaluating the impact that the adoption of ASU 2019-12 will have on its consolidated financial statements.

3. Marketable Securities and Fair Value Measurements

Marketable securities by security type consisted of the following (in thousands):

	SEPTEMBER 30, 2020
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. government agency bonds	$8,006	$15	$—	$8,021

	$8,006	$15	$—	$8,021

	DECEMBER 31, 2019
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. government agency bonds	$44,028	$24	$—	$44,052
U.S. Treasury bills	14,969	6	—	14,975

	$58,997	$30	$—	$59,027

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	FAIR VALUE MEASUREMENTS AT SEPTEMBER 30, 2020 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents:
Money market funds	$106,997	$—	$—	$106,997
Marketable securities:
U.S. government agency bonds	—	8,021	—	8,021

	$106,997	$8,021	$—	$115,018

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2019 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents:
Money market funds	$37,071	$—	$—	$37,071
Marketable securities:
U.S. government agency bonds	—	44,052	—	44,052
U.S. Treasury bills	—	14,975	—	14,975

	$37,071	$59,027	$—	$96,098

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. U.S. government agency bonds and U.S. Treasury bills were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. There were no changes to the valuation methods during the three and nine months ended September 30, 2020 and 2019. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1 or Level 2 during the three and nine months ended September 30, 2020 and 2019.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2020	2019

Prepaid expenses	$1,844	$1,452
Interest receivable	61	206
Unbilled receivables	—	4

	$1,905	$1,662

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2020	2019

Machinery and equipment	$6,037	$5,655
Leasehold improvements	436	2,650
Furniture and fixtures	579	353

	7,052	8,658
Less: Accumulated depreciation and amortization	(3,202)	(3,495)
	$3,850	$5,163

Depreciation and amortization expense was $0.3 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively. Depreciation and amortization expense was $1.0 million for each of the nine months ended September 30, 2020 and 2019.

In February 2020, as a result of the termination of the 2016 Lease (see Note 11), the Company removed from the consolidated balance sheet leasehold improvements with a cost of $2.7 million and accumulated depreciation related to those leasehold improvements of $1.3 million. The resulting $1.4 million loss was recognized as a component of the $0.1 million net loss recognized by the Company upon termination of the 2016 Lease (see Note 11).

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2020	2019

Accrued external research, development and manufacturing costs	$2,696	$3,220
Accrued employee compensation and benefits	1,880	1,878
Accrued licensing fees (Note 11)	777	697
Other	526	1,266

	$5,879	$7,061

7. Preferred Stock

The Company has issued Series Seed convertible preferred stock (the “Series Seed Preferred Stock”), Series A convertible preferred stock (the “Series A Preferred Stock”), Series B convertible preferred stock (the “Series B Preferred Stock”), Series C Preferred Stock and Series D convertible preferred stock (the “Series D Preferred Stock”), all of which are collectively referred to as the “Preferred Stock.”

In March 2014, the Company issued and sold 350,858 shares of Series Seed Preferred Stock at a price of $2.85 per share for gross proceeds of $1.0 million.

In June and July 2015, the Company issued and sold an aggregate of 1,490,035 shares of Series A Preferred Stock at a price of $3.41 per share for gross proceeds of $5.1 million.

In September and November 2016, the Company issued and sold 4,155,758 shares of Series B Preferred Stock at a price of $5.79 per share for gross proceeds of $24.1 million.

In May 2018, the Company issued and sold 4,354,122 shares of Series C Preferred Stock, consisting of (i) 4,094,794 shares sold at a price of $11.8555 per share for gross proceeds of $48.6 million and (ii) 259,328 shares issued upon the conversion of $3.1 million of principal and accrued interest on a convertible promissory note. From May through October 2018, the Company issued and sold an additional 1,656,018 shares of Series C Preferred Stock at a price of $11.8555 per share for gross proceeds of $19.6 million. The Company incurred issuance costs in connection with the Series C Preferred Stock of $0.2 million.

In December 2019, the Company issued and sold 1,862,236 shares of Series D Preferred Stock at a price of $13.9365 per share for gross proceeds of $26.0 million. The Company incurred issuance costs in connection with this Series D Preferred Stock of $0.2 million.

In January and February 2020, the Company issued and sold an aggregate of 1,094,247 shares of Series D Preferred Stock at a price of $13.9365 per share for gross proceeds of $15.2 million. In May and June 2020, the Company issued and sold an aggregate of 1,940,945 shares of Series D Preferred Stock at a price of $13.9365 per share for gross proceeds of $27.0 million. The Company incurred issuance costs in connection with these 2020 issuances of Series D Preferred Stock of less than $0.1 million.

Upon issuance of each class of Preferred Stock, the Company assessed the embedded conversion and liquidation features of the shares and determined that such features did not require the Company to separately account for these features. The Company also concluded that no beneficial conversion feature existed on the issuance dates of each class of Preferred Stock.

As of September 30, 2020 and December 31, 2019, Preferred Stock consisted of the following (in thousands, except share amounts):

	SEPTEMBER 30, 2020
	SHARES AUTHORIZED	ISSUED AND OUTSTANDING	CARRYING VALUE	LIQUIDATION PREFERENCE	COMMON STOCK ISSUABLE UPON CONVERSION
Series Seed	350,858	350,858	$975	$1,000	369,452
Series A	1,490,035	1,490,035	6,469	5,081	1,569,001
Series B	4,155,758	4,155,758	27,854	24,061	4,375,999
Series C	6,010,140	6,010,140	71,103	71,253	6,328,657
Series D	5,037,348	4,897,428	67,956	68,253	5,156,975

	17,044,139	16,904,219	$174,357	$169,648	17,800,084

	DECEMBER 31, 2019
	SHARES AUTHORIZED	ISSUED AND OUTSTANDING	CARRYING VALUE	LIQUIDATION PREFERENCE	COMMON STOCK ISSUABLE UPON CONVERSION
Series Seed	350,858	350,858	$975	$1,000	369,452
Series A	1,490,035	1,490,035	6,469	5,081	1,569,001
Series B	4,155,758	4,155,758	27,854	24,061	4,375,999
Series C	6,010,140	6,010,140	71,103	71,253	6,328,657
Series D	4,664,011	1,862,236	25,708	25,953	1,960,934

	16,670,802	13,869,027	$132,109	$127,348	14,604,043

Upon the closing of the IPO in November 2020, all of the shares of the Company’s convertible preferred stock then outstanding automatically converted into 17,800,084 shares of common stock (see Note 16).

8. Stock-Based Compensation

The Company’s 2014 Stock Incentive Plan (the “2014 Plan”) provides for the Company to grant incentive stock options, non-qualified stock options and restricted stock awards to employees, directors and consultants of the Company.

The total number of shares of common stock that may be issued under the 2014 Plan was 4,853,361 shares as of September 30, 2020 and December 31, 2019. As of September 30, 2020 and December 31, 2019, 714,737 shares and 1,342,523 shares, respectively, remained available for future issuance under the 2014 Plan.

Stock Option Valuation

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.

The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer public companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the option. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The expected dividend yield of 0% is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
Fair value of common stock	$10.36	$6.14	$9.07	$5.77
Expected term (years)	6.0	6.0	6.0	6.0
Expected volatility	76.7%	69.5%	75.2%	69.1%
Risk-free interest rate	0.37%	1.89%	0.66%	2.40%
Expected annual dividend yield	0%	0%	0%	0%

The following table summarizes the Company’s stock option activity since December 31, 2019:

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	INTRINSIC VALUE
			(in years)	(in thousands)
Outstanding at December 31, 2019	3,139,649	$4.20	8.69	$11,303
Granted	1,157,893	9.08
Exercised	(22,974)	1.93
Forfeited or canceled	(530,117)	4.62

Outstanding at September 30, 2020	3,744,451	$5.67	7.88	$20,620

Vested and expected to vest at December 31, 2019	3,139,649	$4.20	8.69	$11,303
Vested and expected to vest at September 30, 2020	3,744,451	$5.67	7.88	$20,620
Options exercisable at December 31, 2019	870,219	$2.94	7.68	$4,235
Options exercisable at September 30, 2020	1,486,775	$3.69	6.08	$11,132

The weighted-average grant-date fair value of stock options granted during the three months ended September 30, 2020 and 2019 was $6.82 per share and $4.20 per share, respectively. The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2020 and 2019 was $5.92 per share and $3.89 per share, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options and restricted stock awards was classified in the consolidated statements of operations as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
Research and development expenses	$296	$174	$811	$525
General and administrative expenses	500	317	1,436	936

	$796	$491	$2,247	$1,461

As of September 30, 2020, total unrecognized stock-based compensation expense related to unvested stock-based awards was $10.6 million, which is expected to be recognized over a weighted-average period of 2.9 years.

9. Income Taxes

For the three and nine months ended September 30, 2020 and 2019, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period, due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

10. Commitments and Contingencies

Leases

The Company’s commitments under its leases are described in Note 11.

License and Supply Agreements

License Agreement with Massachusetts Institute of Technology

In December 2015, the Company entered into an exclusive patent license agreement with the Massachusetts Institute of Technology (“MIT”) (the “MIT Agreement”). The MIT Agreement replaced a May 2013 exclusive agreement with MIT. Under the MIT Agreement, the Company received an exclusive license under the licensed patent rights to develop, manufacture and commercialize any products related to certain intracellular delivery methods that were developed at MIT.

As of September 30, 2020 and December 31, 2019, the Company had liabilities of $1.5 million and $1.4 million, respectively, for amounts owed to MIT under the sublicense terms of the MIT Agreement, of which $0.8 million and $0.7 million, respectively, were included within accrued expenses (see Note 6) and of which $0.7 million and $0.7 million, respectively, were included in other liabilities (non-current). During the three months ended September 30, 2020 and 2019, the Company recognized research and development expense under the sublicense terms of the agreement of $0 and $0.1 million, respectively. During the nine months ended September 30, 2020 and 2019, the Company recognized research and development expense under the sublicense terms of the agreement of $0 and $0.6 million, respectively.

License Agreement with Erytech

In June 2019, the Company entered into a license agreement with Erytech Pharma S.A. (“Erytech”), a French biopharmaceutical company developing therapies for severe forms of cancer and orphan diseases. Under the agreement, the Company received an exclusive worldwide license to develop red blood cell-based antigen-specific immune modulating therapies and has the right to grant sublicenses of its rights.

During the nine months ended September 30, 2019, the Company paid the upfront fee of $1.0 million under the agreement and recorded this amount as a research and development expense in its consolidated statement of operations and comprehensive loss. As of September 30, 2020 and December 31, 2019, the Company had not made any additional payments and had not accrued for any contingent payments payable under the agreement as there were no development, regulatory or sales milestones that were probable of being achieved.

Manufacturing Services Agreements

During the years ended December 31, 2019 and 2018, the Company entered into agreements with a contract manufacturing organization to provide manufacturing services related to its product candidates as it began to prepare for a future clinical trial. The Company had no non-cancelable purchase commitments as of September 30, 2020 and December 31, 2019 under these agreements, as amended.

401(k) Plan

The Company sponsors a 401(k) defined contribution benefit plan (the “401(k) Plan”), which covers all employees who meet certain eligibility requirements as defined in the 401(k) Plan and allows participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the 401(k) Plan may be made at the discretion of management. For each of the three months ended September 30, 2020 and 2019, the Company contributed less than $0.1 million to the 401(k) Plan. For the nine months ended September 30, 2020 and 2019, the Company contributed $0.3 million and $0.2 million, respectively, to the 401(k) Plan.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to its vendors, lessors, contract research organizations, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its executive officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company has not incurred any material costs as a result of such indemnification agreements and is not currently aware of any indemnification claims.

Legal Proceedings

The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to such legal proceedings.

11. Leases

As of September 30, 2020, the Company leases its office and laboratory facilities under a non-cancelable operating lease entered into in December 2018, which included lease incentives, payment escalations and rent holidays. The Company had not entered into any financing leases or any material short-term operating leases as of September 30, 2020 and December 31, 2019.

2018 Lease

In December 2018, the Company entered into a lease for office and laboratory space in Watertown, Massachusetts (the “2018 Lease”). The 2018 Lease term commenced in December 2019 and expires in November 2029. Under the 2018 Lease, the Company has one five-year option to extend the term of the lease. The initial annual base rent was $3.8 million upon entering into the lease, with such base rent increasing during the initial term by 3% annually on the anniversary of the commencement date. The Company is obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement and management of the new leased premises. In connection with the lease, the Company maintains a letter of credit for the benefit of the landlord in the amount of $2.3 million, for which the Company is required to maintain a separate cash balance of the same amount. The 2018 Lease Agreement includes a landlord-provided tenant improvement allowance of $9.8 million that was applied to the costs of the construction of leasehold improvements.

2016 Lease

In September 2016, the Company entered into a lease for office and laboratory space in Watertown, Massachusetts (the “2016 Lease”). Under the 2016 Lease, the initial annual base rent was $0.9 million upon entering into the lease, with such base rent increasing during the initial term by 3% annually. The Company was obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations, maintenance, repair, replacement and management of the leased premises. The 2016 Lease included a landlord-provided tenant improvement allowance of $2.1 million that was applied to the costs of the construction of leasehold improvements. The 2016 Lease was set to expire in September 2023; however, in February 2020, the Company and the landlord jointly terminated the 2016 Lease. Accordingly, as of February 2020, the Company had no further obligations under the 2016 Lease.

Accounting under ASC 842

2016 Lease

As discussed in Note 2, the Company adopted ASC 842 effective January 1, 2019 using the modified retrospective transition method. Upon its adoption of ASC 842, the Company recognized a right-of-use asset of $2.7 million and an operating lease liability of $4.2 million as of January 1, 2019 with respect to the 2016 Lease. Prior to its adoption of ASC 842, the Company had capitalized the tenant improvement allowances of $2.1 million as leasehold improvements and established a liability for the deferred lease incentive upon occupancy. The Company recorded these lease incentives as a component of deferred rent in its consolidated balance sheet and amortized the deferred rent as a reduction of rent expense over the lease term. Effective January 1, 2019, the remaining deferred rent was removed from the consolidated balance sheet as part of the initial recording of the right-of-use asset.

In February 2020, as a result of the termination of the 2016 Lease described above, the Company removed from the consolidated balance sheet the associated operating lease right-of-use asset of $2.1 million, leasehold improvements with a net carrying value of $1.4 million (see Note 5) and operating lease liabilities of $3.4 million. As a result, the Company recognized a net loss on termination of the 2016 Lease of $0.1 million in the consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2020.

2018 Lease

As described above, the 2018 Lease Agreement includes a landlord-provided tenant improvement allowance of $9.8 million that was applied to the costs of the construction of leasehold improvements. The lessor owns the tenant improvements related to the 2018 Lease and such improvements are not specialized and can be utilized by a future tenant. Accordingly, amounts paid by the Company during the year ended December 31, 2019 that were due to be reimbursed by the lessor were recorded as amounts reimbursable from the landlord. In the period from December 2018 to November 2019, the Company was not considered the accounting owner due to (i) the Company not having the right to obtain or control the leased premises during the construction period, (ii) the lessor having no right of payment for the partially constructed assets, and the leased premises not being of a specialized nature and, thus, could potentially be leased to another tenant, and (iii) the Company not legally owning or controlling the land on which the property improvements were being constructed. The lease commenced for accounting purposes in December 2019 when the Company took control of the facility under the 2018 Lease. Upon such commencement date, the Company assessed and determined the accounting treatment for the asset and corresponding liability and recorded a right-of-use asset of $28.6 million and an operating lease liability of $27.6 million.

Embedded Lease

The Company evaluated its vendor contracts to identify embedded leases, if any, and noted that an agreement entered into in April 2019 with a contract manufacturing supplier constituted a lease under ASC 842 because the Company has the right to substantially all of the economic benefits from the use of the asset and can direct the use of the asset. The embedded lease commenced in September 2019 and expires 24 months from commencement date, with no stated option to extend the term. Upon the commencement date, the Company recorded right-of-use assets and operating lease liabilities in equal amounts of $14.7 million in connection with this embedded lease. In June 2020, the Company amended the terms of its agreement with the contract manufacturing supplier to include the manufacture of additional products and to allow for an increase in manufacturing runs, which resulted in an increase in the estimated future payments to be made by the Company to the contract manufacturing supplier. The Company determined that the amendment constituted a modification of the existing agreement under ASC 842, rather than a separate contract. Upon the modification in June 2020, the Company recorded increases in right-of-use assets and operating lease liabilities in equal amounts of $0.9 million. In September 2020, the Company further amended the agreement with its contract manufacturing supplier to extend the term of the agreement, which had the effect of extending the term of the embedded lease by one year through August 31, 2022. The amendment increased the Company’s contractual payment obligations by $9.9 million, representing the monthly fees payable over that one-year extension. The amendment also included an option of the Company to further extend the term of the manufacturing services agreement by one additional year. The Company evaluated the probability of its exercising the option to extend the term of the agreement and concluded that it was reasonably certain that it would occur. The Company therefore recorded increases in right-of-use assets and operating liabilities in equal amounts of $16.2 million as of September 30, 2020, following the amendment.

The Company’s lease agreements, including the embedded lease, have terms ranging from three years to ten years. Some of the Company’s lease agreements include options to extend the leases for up to five years. These options are only included in the determination of the amount of the lease liability when it is reasonably certain that the option will be exercised. When determining if a renewal option is reasonably certain of being exercised, the Company considers several economic factors, including, but not limited to, the significance of leasehold improvements incurred on the property, whether the asset is difficult to replace, underlying contractual obligations or specifics unique to that particular lease that would make it reasonably certain that the Company would exercise such option. Renewal and termination options were not included in the lease term for the Company’s new and existing operating leases as these options were not reasonably certain of being exercised.

Right-of-use assets under operating leases at September 30, 2020 and December 31, 2019 totaled $50.8 million and $43.1 million, respectively. The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance.

The components of lease cost and other information for the Company’s lease portfolio were as follows (in thousands, except term and discount rate amounts):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
Lease cost:
Operating lease cost	$3,231	$823	$9,345	$1,189
Variable lease cost	306	121	908	383
Short-term lease cost	—	39	21	72

	$3,537	$983	$10,274	$1,644

	SEPTEMBER 30, 2020	DECEMBER 31, 2019

Other information:
Weighted-average remaining lease term (in years)	6.9	7.9
Weighted-average discount rate	7.1%	8.2%

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$8,820	$1,701

Lease assets obtained in exchange for lease obligations:
Operating leases	$17,049	$14,716

12. License and Collaboration Agreements

2017 License and Collaboration Agreement with Roche

In April 2017, the Company entered into a license and collaboration agreement with Roche (the “2017 Roche Agreement”) to allow Roche to use the Company’s Cell Squeeze technology to enable gene editing of immune cells to discover new targets in cancer immunotherapy. The 2017 Roche Agreement includes several licenses granted by Roche to the Company and by the Company to Roche in order to conduct a specified research program in accordance with a specified research plan. The 2017 Roche Agreement has a term that ends upon the earlier to occur of (i) the completion of all work under the research plan or (ii) two years after the effective date of the agreement. The collaboration term is subject to Roche’s right to extend the collaboration term for up to two additional one-year periods. Roche has the right to terminate the agreement, in whole or on a workstream-by-workstream basis, upon a specified amount of notice to the Company. The Company or Roche may terminate the agreement if the other party fails to cure its material breach within a specified period after receiving notice of such breach.

Under the agreement, the Company received an upfront payment of $5.0 million as a technology access fee and is entitled to (i) payments of up to $1.0 million, in two tranches of $0.5 million, as reimbursement for the Company’s research costs; (ii) milestone payments of up to $7.0 million upon the achievement of specified development milestones; and (iii) annual maintenance fees ranging from $0.5 million to $0.9 million for each year following the fifth anniversary of the effective date, subject to specified prepayment discounts.

The Company assessed its accounting for the 2017 Roche Agreement under ASC 606 as the transactions underlying the agreement were deemed to be transactions with a customer. The Company identified the following promises under the 2017 Roche Agreement: (i) a non-exclusive license granted to Roche to perform research related to and use of the Company’s Cell Squeeze technology for gene editing of immune cells; (ii) specified research and development services related to gene editing of immune cells through the research term; (iii) manufacturing activities to support the specified research plan; and (iv) participation on a joint research committee (“JRC”). The annual maintenance fees described above were determined by the Company to be optional renewal payments. The Company concluded that each of the promises under the agreement was not distinct from the other promises in the arrangement. The research license was determined to not be distinct from the research and manufacturing activities primarily as a result of Roche being unable to benefit on its own or with other resources reasonably available in the marketplace because the license to the Company’s intellectual property requires significant specialized capabilities in order to be further developed, the research services necessary to develop the product are highly specialized, and the Company’s proprietary Cell Squeeze technology is a key capability of that development. The research and manufacturing services were determined not to be distinct because the promise under the agreement is to complete research and development, inclusive of the manufacturing. In addition, the Company determined that the impact of participation on the JRC was insignificant and had an immaterial impact on the accounting model. As such, the Company concluded that the first three promises should be combined into a single performance obligation. Based on these assessments, the Company identified one distinct performance obligation at the outset of the 2017 Roche Agreement.

The Company recognizes revenue associated with the performance obligation as the research, development and manufacturing services are provided using an input method, based on the cumulative costs incurred compared to the total estimated costs expected to be incurred to satisfy the performance obligation. The transfer of control to the customer occurs over the time period that the research and development services are to be provided by the Company, and this cost-to-cost method is, in management’s judgment, the best measure of progress towards satisfying the performance obligation. The amounts received from Roche that have not yet been recognized as revenue are deferred as a contract liability in the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied.

During the three and nine months ended September 30, 2020 and 2019, there were no significant changes in the total estimated costs expected to be incurred to satisfy the performance obligation under the 2017 Roche Agreement. The Company recognized revenue of $0.1 million during each of the three months ended September 30, 2020 and 2019 under the 2017 Roche Agreement. During the nine months ended September 30, 2020 and 2019, the Company recognized revenue of $0.4 million and $0.6 million, respectively, under the 2017 Roche Agreement. As of September 30, 2020, the Company recorded as a contract liability deferred revenue related to the 2017 Roche Agreement of $1.3 million, of which $0.6 million was a current liability. As of September 30, 2020, the research and development services related to the performance obligation were expected to be performed over a remaining period of approximately 1.8 years.

2018 License and Collaboration Agreement with Roche

In October 2018, the Company entered into a license and collaboration agreement with Roche (the “2018 Roche Agreement”) to jointly develop certain products based on mononuclear antigen presenting cells (“APCs”), including human papilloma virus (“HPV”), using the SQZ APC platform for the treatment of oncology indications. The Company granted Roche a non-exclusive license to its intellectual property, and Roche granted the Company a non-exclusive license to its and its affiliates’ intellectual property for the purpose of performing research activities. In connection with this agreement, the parties terminated an earlier agreement. The 2018 Roche Agreement has a term that extends until all royalty, profit-share and other payment obligations expire or have been satisfied. Roche has the right to terminate the 2018 Roche Agreement, in whole or on a product-by-product basis, upon a specified amount of notice to the Company. The Company or Roche may terminate the agreement if the other party fails to cure its material breach within a specified period after receiving notice of such breach.

Under the 2018 Roche Agreement, Roche was granted option rights to obtain an exclusive license to develop APC products or products derived from the collaboration programs on a product-by-product basis. These option rights are exercisable upon the achievement of clinical Phase 1 proof of concept and expire, if unexercised, as of a date specified in the agreement. In addition, Roche was granted an option right to obtain an exclusive license to develop a Tumor Cell Lysate (“TCL”) product. This option right is exercisable upon the achievement of clinical proof of concept and expires, if unexercised, as of a date specified in the agreement. For each of the APC products and TCL product, once Roche exercises its option and pays a specified incremental amount ranging from $15.0 million to $50.0 million for APC products and of $100.0 million for the TCL product, Roche will receive worldwide, exclusive commercialization rights for the licensed products, subject to the Company’s alternating option to retain U.S. APC commercialization rights. The Company will retain worldwide commercialization rights to any APC products or the TCL product for which Roche elects not to exercise its applicable option. For the first APC product that Roche exercises its option, Roche will receive worldwide, exclusive commercialization rights for the licensed product. On a product-by-product basis for the APC products, after the first product option is exercised by Roche and for every other product for which Roche exercises its option, the Company will retain an option to obtain the exclusive commercialization rights in the United States. Upon exercise of the TCL option by Roche, (i) the Company will be entitled to receive the aforementioned milestone payment of $100.0 million and (ii) profits from the TCL product will be shared equally by the Company and Roche. Through December 31, 2019 and September 30, 2020, Roche had not exercised any of its options under the 2018 Roche Agreement.

Under the 2018 Roche Agreement, the Company received an upfront payment of $45.0 million and is eligible to receive (i) reimbursement of a mid double-digit percentage of its development costs; (ii) aggregate milestone payments on a product-by-product basis of up to $1.6 billion upon the achievement of specified milestones, consisting of up to $217.0 million of development milestone payments, up to $240.0 million of regulatory milestone payments and up to $1.2 billion of sales milestone payments; and (iii) tiered royalties on annual net sales of APC and TCL products licensed under the agreement, as described below. The Company received the upfront payment of $45.0 million in October 2018 upon execution of the agreement. In addition, during the second quarter of 2019, the Company received a payment of $10.0 million following the achievement of the first development milestone under the 2018 Roche Agreement related to submission by the Company of preclinical data to the U.S. Food and Drug Administration (“FDA”), and during the first quarter of 2020, the Company received a payment of $20.0 million following the achievement of the second development milestone under the 2018 Roche Agreement related to first-patient dosing in a Phase 1 clinical trial.

Roche will pay tiered royalties based on annual net sales of APC and TCL products. If Roche exercises its option to obtain a license to commercialize an APC product, Roche will pay the Company tiered royalties on annual net sales of that licensed product at rates ranging from a mid single-digit percentage to a mid-teens percentage, depending on net sales of the product. If the Company exercises its option to obtain a license to commercialize an APC product in the United States, it will pay Roche tiered royalties on annual net sales of that licensed product at rates ranging from a mid single-digit percentage to a mid-teens percentage, depending on net sales of the product in the United States. For APC products selected by Roche, rather than mutually, Roche will pay the Company royalties on annual net sales of that licensed product at rates ranging from a mid single-digit percentage to a high single-digit percentage, depending on net sales of the product. For APC products that are selected mutually and for which the Company has not exercised its option to commercialize the product in the United States, Roche will pay the Company tiered royalties on annual net sales of that licensed product at a rate ranging from a high single-digit percentage to a mid-teens percentage, depending on net sales of the product. For TCL products, Roche will pay the Company tiered royalties on the aggregate net sales of all TCL products at rates ranging from either a mid-single digit percentage to a percentage in the low twenties, with the caveat that the rates for sales in the United States may instead range from a low-teens percentage to a percentage in the mid twenties, depending on whether and when the Company opts out of sharing certain profits and costs of commercializing the TCL product in the United States with Roche.

The Company assessed its accounting for the 2018 Roche Agreement in accordance with ASC 606 and concluded that Roche is a customer prior to the exercise of any of its options under the agreement. The Company also identified the following promises under the 2018 Roche Agreement: (i) a non-exclusive license granted to Roche to use the Company’s intellectual property and collaboration compounds to conduct research activities related to the research plans under the 2018 Roche Agreement; (ii) specified research and development services related to HPV through Phase 1 clinical trials under a specified research plan; (iii) manufacturing of the Company’s SQZ APC platform and equipment in order to support the HPV research plan; (iv) specified research and development services on next-generation APCs under a research plan; (v) specified research and development services on TCL under a research plan; and (vi) participation on a joint steering committee (“JSC”).

The Company concluded that, in the case of each performance obligation, the license to its intellectual property was not distinct as a result of Roche being unable to benefit from the license on its own or with other resources reasonably available in the marketplace because the license to its intellectual property requires significant specialized capabilities in order to be further developed. The Company concluded that the license to its intellectual property, research and development activities related to HPV, and manufacturing of the Company’s SQZ APC platform and equipment related to HPV were not distinct from each other because the research and manufacturing activities together customize and significantly modify the underlying technology. As such, the Company determined that each of these related promises under the agreement was not distinct from the others in this group and should be combined into a single performance obligation. The Company also concluded that the license to its intellectual property and the research and development activities on next-generation APCs were not distinct from each other because the research and development activities customize and significantly modify the underlying technology. As such, the Company determined that these related promises should be combined into a single performance obligation. Further, the Company concluded that the license to its intellectual property and the research and development activities on TCL were not distinct from each other because the research and development activities customize and significantly modify the underlying technology. As such, the Company determined that these related promises should be combined into a single performance obligation. The Company concluded that the three performance obligations were distinct from each other as they are separate programs and are unrelated. In addition, the Company determined that the impact of participation on the JSC was insignificant and had an immaterial impact on the accounting model.

Finally, the Company evaluated the option rights for licenses to develop, manufacture and commercialize the collaboration targets to determine whether these options provide Roche with any material rights for accounting purposes. The Company concluded that the option exercise prices were not below respective standalone selling prices, and, therefore, the options were marketing offers that do not provide material rights under ASC 606. Accordingly, the options were excluded as performance obligations at the outset of the 2018 Roche Agreement and will be accounted for as separate accounting contracts if and when each option exercise occurs.

Based on these assessments, the Company identified three performance obligations at the outset of the 2018 Roche Agreement: (1) the license to the Company’s intellectual property, the research and development activities related to HPV through Phase 1 clinical trials under a specified research plan, and the manufacturing of the Company’s SQZ APC platform and equipment in order to support the HPV research plan (the “first performance obligation”); (2) the license to the Company’s intellectual property and the research and development activities on next-generation APCs (the “second performance obligation”); and (3) the license to the Company’s intellectual property and the research and development activities on TCL (the “third performance obligation”).

As of entering into the 2018 Roche Agreement, the Company assessed whether the 2018 Roche Agreement was, for accounting purposes, a modification of the two prior Roche agreements or a separate contract and concluded that it was a modification of the 2015 Roche Agreement. At the termination of the 2015 Roche Agreement, all deliverables were submitted to Roche for review, and as such, the Company completed all of its obligations under the 2015 Roche Agreement. Because the obligations under the 2015 Roche Agreement were completed at its termination and all arrangement consideration had been recognized as revenue, the accounting treatment as a modification determined by the Company would result in the same measurement and recognition patterns as would a separate contract. Further, the Company concluded that the 2018 Roche Agreement was a separate contract from the 2017 Roche Agreement because (i) the Company contracted to provide distinct goods and services associated with its gene editing platform to discover new targets in cancer immunotherapy, (ii) the 2018 Roche Agreement and 2017 Roche Agreement were not negotiated together as a package with a single commercial objective and (iii) the amount of consideration paid under the 2018 Roche Agreement and 2017 Roche Agreement are not dependent on the price or performance under the other agreement. In addition, the Company determined that the upfront payment of $45.0 million as well as the reimbursable costs of $10.8 million estimated by the Company constituted the entirety of the consideration to be included in the transaction price. This transaction price of $55.8 million was initially allocated to the three performance obligations based on the relative standalone selling price of each obligation. The potential milestone payments that the Company may be eligible to receive were excluded from the transaction price at the outset of the arrangement because (i) all development and regulatory milestone payments did not meet the criteria for inclusion using the most-likely-amount method and (ii) the Company recognizes as revenue sales-based royalties and milestone payments at the later of the occurrence of the related sales or the date upon which the performance obligation has been satisfied because the Company believes that the license is the predominant item to which the royalties relate and has applied the sales-based royalty exception. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, the Company will adjust its estimate of the transaction price.

The Company determined the standalone selling price of each performance obligation under the 2018 Roche Agreement based on its estimate of its costs to be incurred to fulfil the research, development and manufacturing obligations associated with each of the three performance obligations, plus a reasonable margin.

During the first quarter of 2019, the Company became entitled to receive a payment of $10.0 million upon the achievement of the first development milestone under the 2018 Roche Agreement, which was related to submission by the Company of preclinical data to the FDA. The $10.0 million amount was added to the Company’s estimate of the transaction price as of the first quarter of 2019, when the Company determined that achievement of the milestone was “most likely” and that it was probable that a significant reversal in the amount of cumulative revenue recognized would not occur, and, as a result, the Company recorded a cumulative catch-up adjustment to collaboration revenue of $1.1 million during the three months ended March 31, 2019 and the year ended December 31, 2019.

In October 2019, the Company received clearance from the FDA for its investigational new drug application (“IND”) for its lead clinical program under the 2018 Roche Agreement. As a result of this IND clearance and progress made toward beginning clinical trials, the Company concluded as of December 31, 2019 that the achievement in the first quarter of 2020 of a milestone resulting in receipt of a payment of $20.0 million due upon first-patient dosing in a Phase 1 clinical trial under the 2018 Roche Agreement was “most likely” and that it was probable that a significant reversal in the amount of cumulative revenue recognized would not occur. The Company therefore included the $20.0 million payment in the estimate of the transaction price for the 2018 Roche Agreement in the fourth quarter of 2019 and recorded a cumulative catch-up adjustment to collaboration revenue of $5.0 million during the three months and year ended December 31, 2019. In March 2020, the Company received the $20.0 million milestone payment from Roche.

During the fourth quarter of 2019, the Company evaluated its overall program priorities and determined that in 2020 it would continue to focus its resources on progressing the specified APC programs related to the 2018 Roche Agreement as well as its Activating Antigen Carriers (“AAC”) and Tolerizing Antigen Carriers (“TAC”) platforms. As a result of its continuing focus on these specific programs, the Company reduced the level of priority of the TCL research activities under the 2018 Roche Agreement and expects to perform such TCL research activities over a longer time period than as originally expected under the specified research plan of the agreement. Consequently, in the fourth quarter of 2019, the Company reclassified $5.3 million of its current deferred revenue to non-current deferred revenue in its consolidated balance sheet, and such non-current deferred revenue will remain unrecognized as revenue until TCL research activities resume or the 2018 Roche Agreement is modified by the Company and Roche.

The Company separately recognizes revenue associated with each of the three performance obligations as the research, development and manufacturing services are provided using an input method, based on the cumulative costs incurred compared to the total estimated costs expected to be incurred to satisfy each performance obligation. The transfer of control to the customer occurs over the time period that the research and development services are to be provided by the Company, and this cost-to-cost method is, in management’s judgment, the best measure of progress towards satisfying each performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability in the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until each performance obligation is satisfied.

During the three months ended September 30, 2020 and 2019 as well as the nine months ended September 30, 2020, there were no significant changes in the total estimated costs expected to be incurred to satisfy the performance obligations under the 2018 Roche Agreement. During the nine months ended September 30, 2019, the total estimated costs expected to be incurred to satisfy the performance obligations increased by $2.3 million. The Company recognized revenue of $6.0 million and $3.9 million during the three months ended September 30, 2020 and 2019, respectively, under the 2018 Roche Agreement. The Company recognized revenue of $18.1 million and $12.5 million during the nine months ended September 30, 2020 and 2019, respectively, under the 2018 Roche Agreement. As of September 30, 2020, the Company recorded as a contract liability deferred revenue related to the 2018 Roche Agreement of $46.4 million, of which $33.3 million was a current liability. As of September 30, 2020, the research and development services related to the performance obligations were expected to be performed over remaining periods ranging from 1.0 year to 1.3 years. As of December 31, 2019, the Company recorded as a contract liability deferred revenue related to the 2018 Roche Agreement of $38.7 million, of which $17.9 million was a current liability. As of December 31, 2019, the research and development services related to the first and second performance obligations were expected to be performed over remaining periods ranging from 1.8 years to 2.0 years.

As of September 30, 2020 and December 31, 2019, the expected remaining period of performance of the Company’s research and development services related to the third performance obligation was not determinable, and it will not become determinable until TCL research activities resume or the 2018 Roche Agreement is modified by the Company and Roche.

Contract Liability

The changes in the total contract liability (deferred revenue) balances related to the Company’s license and collaboration agreements with Roche were as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
Balance at beginning of period	$51,917	$48,873	$40,453	$45,598
Deferral of revenue	1,891	1,255	25,746	13,555
Recognition of deferred revenue	(6,120)	(4,050)	(18,511)	(13,075)

Balance at end of period	$47,688	$46,078	$47,688	$46,078

13. Research Funding Agreements with Government Agencies

Through October 2020, the Company generated revenue from government contracts with the National Institutes of Health (“NIH”) and the National Science Foundation (“NSF”), which reimbursed the Company for certain allowable costs for funded projects. The Company’s contracts with the NIH and NSF were awarded to support specified research projects. Amounts received from these government agencies were based on a budget submitted by the Company to the agencies, and such budgets were approved in advance by the agencies. The Company was reimbursed for allowable costs upon receipt by the agencies of the supporting information for the costs incurred. The term for work to be performed under the government contracts expired in October 2020.

14. Related Parties

In October 2015, the Company entered into a consulting agreement with Klavs Jensen, Ph.D., a member of the Company’s board of directors. The director had agreed to perform consulting and advisory services as specified in the agreement in exchange for consulting fees, and the Company could terminate the consulting agreement for any reason. Effective as of October 1, 2019, the consulting agreement with the director was terminated. During the three and nine months ended

September 30, 2019, the Company paid less than $0.1 million to the director under the terms of the consulting agreement and recorded general and administrative expenses of less than $0.1 million related to this consulting agreement. As of September 30, 2020 and December 31, 2019, there were no amounts due to the related party under this consulting agreement.

15. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders	$(12,351)	$(7,883)	$(32,920)	$(21,943)

Denominator:
Weighted-average common shares outstanding, basic and diluted	1,758,039	1,722,300	1,744,948	1,696,104

Net loss per share attributable to common stockholders, basic and diluted	$(7.03)	$(4.58)	$(18.87)	$(12.94)

The Company’s potential dilutive securities, which include convertible preferred stock, a warrant to purchase common stock and common stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	SEPTEMBER 30,
	2020	2019
Convertible preferred stock (as converted to common stock)	17,800,084	12,643,109
Warrant to purchase common stock	2,038	2,038
Stock options to purchase common stock	3,744,451	2,715,875

	21,546,573	15,361,022

16. Subsequent Events

2020 Incentive Award Plan

On October 20, 2020, the Company’s board of directors adopted, and on October 22, 2020 its stockholders approved, the 2020 Incentive Award Plan (the “2020 Plan”), which became effective on October 29, 2020. The 2020 Plan provides for the grant of incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. A total of 2,690,415 shares of common stock were initially reserved for issuance under this plan. The number of shares of common stock that may be issued under the 2020 Plan will automatically increase on the first day of each calendar year, beginning on January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the board of directors. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2020 Plan will be added back to the shares of common stock available for issuance under the 2020 Plan.

2020 Employee Stock Purchase Plan

On October 20, 2020, the Company’s board of directors adopted, and on October 22, 2020 its stockholders approved, the 2020 Employee Stock Purchase Plan (the ‘‘2020 ESPP’’), which became effective on October 29, 2020. A total of 275,886 shares of common stock were initially reserved for issuance under this plan. The number of shares of common stock that may be issued under the 2020 ESPP will automatically increase on the first day of each calendar year, beginning on January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of (i) 1% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as determined by the board of directors, provided that not more than 3,724,461 shares of common stock may be issued under the 2020 ESPP.

Stock Split

On October 23, 2020, the Company effected a 1.0530-for-one stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s Preferred Stock (see Note 8). Accordingly, all share and per share amounts for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this stock split and adjustment of the Preferred Stock conversion ratios.

Initial Public Offering

On November 3, 2020, the Company completed its IPO, pursuant to which it issued and sold 4,411,765 shares of its common stock. On November 12, 2020, the Company issued and sold an additional 661,764 shares of its common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares. The aggregate net proceeds received by the Company from the IPO were approximately $75.5 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by the Company, which are estimated to be $2.8 million. Upon the closing of the IPO, all of the shares of the Company’s convertible preferred stock then outstanding automatically converted into 17,800,084 shares of common stock. Upon the conversion of the convertible preferred stock, the Company reclassified the carrying value of the convertible preferred stock to common stock (at par value) and additional paid-in capital.

Increase in Authorized Number of Shares of Common Stock and Changes in Authorized Preferred Stock

On November 3, 2020, in connection with the closing of the IPO, the Company filed a restated certificate of incorporation, which amended and restated the Company’s certificate of incorporation to, among other things: (i) increase the number of authorized shares of common stock from 24,000,000 shares to 200,000,000 shares, (ii) eliminate all references to the previously existing series of convertible preferred stock, and (iii) authorize 10,000,000 shares of undesignated preferred stock that may be issued from time to time by the Company’s board of directors in one or more series.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our final prospectus for our initial public offering filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or SEC, on October 30, 2020 (the “Prospectus”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biotechnology company developing transformative cell therapies for patients with cancer, infectious diseases and other serious conditions. We use our proprietary technology, Cell Squeeze, to physically squeeze cells through a microfluidic chip, temporarily opening the cell membrane and enabling biologic material of interest, or cargo, to diffuse into the cell. This technology allows us to create a broad pipeline of product candidates for different diseases. We believe our Cell Squeeze technology has the potential to create well-tolerated cell therapies that can provide therapeutic benefit for patients. Our potential benefits include accelerated timelines with production time under 24 hours, compared to four to six weeks for other existing cell therapies, improved patient experience by eliminating the need for pre-conditioning or lengthy hospital stays, and broadened therapeutic impact. Our goal is to use the SQZ approach to establish a new paradigm for cell therapies. We are using Cell Squeeze to create multiple cell therapy platforms focused on directing specific immune responses. Our most advanced platform in development, SQZ Antigen Presenting Cells (SQZ APC), is currently in a Phase 1 trial in HPV+ tumors. Our additional platforms currently in development are SQZ Activating Antigen Carriers (SQZ AAC) and SQZ Tolerizing Antigen Carriers (SQZ TAC). We are leveraging each of these platforms to create differentiated product candidates that have applicability across multiple disease areas.

Since our inception, we have focused substantially all of our resources on building our Cell Squeeze technology, establishing and protecting our intellectual property portfolio, conducting research and development activities, developing our manufacturing process and manufacturing product candidate materials, preparing for the initiation of clinical trials of our product candidates, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from sales of preferred stock, payments received under our collaboration agreements with Hoffman-La Roche Inc. and F. Hoffman La Roche Ltd., or together, Roche, proceeds from borrowings under a convertible promissory note, which converted into shares of preferred stock, and, most recently, with proceeds from our completed initial public offering, or IPO. Through September 30, 2020, we had received gross proceeds of $166.6 million from sales of our preferred stock, $94.0 million in upfront and milestone payments under our collaboration agreements with Roche and $3.0 million from borrowings under a convertible promissory note. In November 2020, we completed our IPO pursuant to which we issued and sold 5,073,529 shares of common stock, inclusive of 661,764 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received aggregate net proceeds of approximately $75.5 million from the IPO, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which are estimated to be $2.8 million.

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported net losses of $32.9 million for the nine months ended September 30, 2020 and $32.2 million for the year ended December 31, 2019. As of September 30, 2020, we had an accumulated deficit of $109.2 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	conduct clinical trials for our product candidates, including our ongoing Phase 1 clinical trial of SQZ-PBMC-HPV;

•	further develop our Cell Squeeze technology;

•	continue to develop additional product candidates;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, scientific manufacturing and commercial personnel;

•

expand external and/or establish internal commercial manufacturing sources and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval;

•	acquire or in-license other product candidates and technologies;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval; and

•

add operational, financial and management information systems and personnel to support our product development, clinical execution and planned future commercialization efforts, as well as to support our transition to a public company.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution. Further, we expect to incur additional costs associated with operating as a public company.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we would have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates.

Because of the numerous risks and uncertainties associated with cell therapy product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

We believe that our existing cash, cash equivalents and marketable securities, including the net proceeds from our IPO received in November 2020, will enable us to fund our operating expenses and capital expenditure requirements through 2022. See “—Liquidity and Capital Resources.”

Impact of the COVID-19 Coronavirus

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 coronavirus has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the U.S. government-imposed travel restrictions on travel between the United States, Europe and certain other countries. The COVID-19 pandemic has impacted and may continue to impact personnel at third-party manufacturing facilities or the availability or cost of materials, which would disrupt our supply chain, and it may affect our ability to enroll patients in and timely complete our ongoing Phase 1 clinical trial of SQZ-PBMC-HPV and delay the initiation of future clinical trials, disrupt regulatory activities or have other adverse effects on our business and operations. For example, we have experienced delays in receiving supplies of raw materials for our preclinical activities due to the impact of COVID-19 on our suppliers’ ability to timely manufacture these materials, and we have experienced an increase in the transportation cost of our product candidates due to the decreased availability of commercial flights. In addition, we have experienced delays in opening clinical trial sites and sites that are open may also have challenges enrolling patients due to the COVID-19 pandemic. There has also been an industry-wide slowdown in enrollment in clinical trials due to the COVID-19 pandemic and we cannot predict when enrollment will return to pre-pandemic rates. Further, some staff that are required to conduct certain testing, such as biopsies, at our clinical sites or at third-party vendors have been required to stay at home or have been reallocated to other activities, resulting in tests not being performed or being delayed.

In response to the public health directives and to help reduce the risk to our employees, we took precautionary measures, including implementing work-from-home policies for our administrative employees and staggered work times for our lab employees. We plan to continue these measures and are assessing when and how to resume normal operations. The effects of the public health directives and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines and future clinical trials, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, results of operations and financial condition, including our ability to obtain financing.

We are monitoring the potential impact of the COVID-19 pandemic on our business and financial statements. To date, we have not incurred impairment losses in the carrying values of our assets as a result of the pandemic and we are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in our consolidated financial statements.

We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and prospects. The extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, financial condition and liquidity, including planned and future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to do so for the next several years. All of our revenue to date has been derived from three collaboration agreements with Roche, which we entered into in 2015, 2017 and 2018, and, to a lesser extent, from government grants.

If our development efforts for our product candidates are successful and result in regulatory approval, or in license or additional collaboration agreements with third parties, we may generate revenue in the future from product sales, payments from additional collaboration or license agreements that we may enter into with third parties, or any combination thereof. We expect that our revenue for the next several years will be derived primarily from our collaboration agreements with Roche as well as any additional collaborations that we may enter into in the future. We cannot provide assurance as to the timing of future milestone or royalty payments or that we will receive any of these payments at all.

Collaboration Revenue

2017 License and Collaboration Agreement with Roche

In April 2017, we entered into a license and collaboration agreement with Roche, or the 2017 Roche Agreement, to allow Roche to use our Cell Squeeze technology to enable gene editing of immune cells to discover new targets in cancer immunotherapy. The 2017 Roche Agreement includes several licenses granted by Roche to us and by us to Roche in order to conduct a specified research program in accordance with a specified research plan.

Under the agreement, we received an upfront payment of $5.0 million as a technology access fee and are entitled to (i) payments of up to $1.0 million as reimbursement for our research costs; (ii) milestone payments of up to $7.0 million upon the achievement of specified development milestones; and (iii) annual maintenance fees ranging from $0.5 million to $0.9 million for each year following the fifth anniversary of the effective date, subject to specified prepayment discounts.

We assessed our accounting for the 2017 Roche Agreement under Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers, or ASC 606, and identified the following promises under the agreement: (i) a non-exclusive license granted to Roche to perform research related to and use our Cell Squeeze technology for gene editing of immune cells; (ii) specified research and development services related to gene editing of immune cells through the research term; (iii) manufacturing activities to support the specified research plan; and (iv) participation on a joint research committee, or JRC. We concluded at the outset of the 2017 Roche Agreement that the first three promises should be combined into a single performance obligation and that the JRC participation had an immaterial impact on the accounting model.

We received the upfront payment of $5.0 million in April 2017 upon execution of the 2017 Roche Agreement. We also received the payments of $0.5 million in each of 2017 and 2018 related to our reimbursable research costs. In addition, during the third quarter of 2018, we received a payment of $2.0 million following the achievement of the first development milestone under the agreement related to Roche’s validation of preclinical proof of concept. This amount was added to our estimate of the transaction price as of the second quarter of 2018, when we determined that achievement of the milestone was “most likely” and that it was probable that a significant reversal in the amount of cumulative revenue recognized would not occur, and as a result, we recorded a cumulative catch-up adjustment to collaboration revenue of $1.1 million during the year ended December 31, 2018.

We recognize revenue associated with the performance obligation as the research and development services are provided using an input method, based on the cumulative costs incurred compared to the total estimated costs expected to be incurred to satisfy the performance obligation. The amounts received from Roche that have not yet been recognized as revenue are deferred as a contract liability in our consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied.

During the three and nine months ended September 30, 2020 and 2019, there were no significant changes in the total estimated costs expected to be incurred to satisfy the performance obligation under the 2017 Roche Agreement. We recognized revenue of $0.1 million during each of the three months ended September 30, 2020 and 2019 under the 2017 Roche Agreement. During the nine months ended September 30, 2020 and 2019, we recognized revenue of $0.4 million and $0.6 million, respectively, under the 2017 Roche Agreement. As of September 30, 2020, we recorded as a contract liability deferred revenue related to the 2017 Roche Agreement of $1.3 million, of which $0.6 million was a current liability. As of September 30, 2020, the research and development services related to the performance obligation were expected to be performed over a remaining period of approximately 1.8 years.

2018 License and Collaboration Agreement with Roche

In October 2018, we entered into a license and collaboration agreement with Roche, or the 2018 Roche Agreement, to jointly develop certain products based on mononuclear antigen presenting cells, or APCs, including human papilloma virus, or HPV, using our SQZ APC platform for the treatment of oncology indications. We granted Roche a non-exclusive license to our intellectual property, and Roche granted us a non-exclusive license to its and its affiliates’ intellectual property for the purpose of performing research activities. In connection with this agreement, the parties terminated an earlier agreement.

Under the 2018 Roche Agreement, Roche was granted option rights to obtain an exclusive license to develop APC products or products derived from the collaboration programs on a product-by-product basis and to develop a Tumor Cell Lysate, or TCL, product. For each of the APC products and TCL product, once Roche exercises its option and pays a specified incremental amount, Roche will receive worldwide, exclusive commercialization rights for the licensed products. Through September 30, 2020, Roche had not exercised any of its options under the 2018 Roche Agreement.

Under the 2018 Roche Agreement, we received an upfront payment of $45.0 million and are eligible to receive (i) reimbursement of a mid double-digit percentage of our development costs; (ii) aggregate milestone payments on a product-by-product basis of up to $1.6 billion upon the achievement of specified milestones, consisting of up to $217.0 million of development milestone payments, up to $240.0 million of regulatory milestone payments and up to $1.2 billion of sales milestone payments; and (iii) tiered royalties on annual net sales of APC and TCL products licensed under the agreement at specified rates ranging from a mid single-digit percentage to a percentage in the mid twenties. We received the upfront payment of $45.0 million in October 2018 upon execution of the agreement. In addition, during the second quarter of 2019, we received a payment of $10.0 million following the achievement of the first development milestone under the 2018 Roche Agreement related to submission by us of preclinical data to the U.S. Food and Drug Administration, or FDA, and during the first quarter of 2020, we received a payment of $20.0 million following the achievement of the second development milestone under the 2018 Roche Agreement related to first-patient dosing in a Phase 1 clinical trial.

We assessed our accounting for the 2018 Roche Agreement in accordance with ASC 606 and identified the following promises under the agreement: (i) a non-exclusive license granted to Roche to use our intellectual property and collaboration compounds to conduct research activities related to the research plans under the 2018 Roche Agreement; (ii) specified research and development services related to HPV through Phase 1 clinical trials under a specified research plan; (iii) manufacturing of our SQZ APC platform and equipment in order to support the HPV research plan; (iv) specified research and development services on next-generation APCs under a research plan; (v) specified research and development services on TCL under a research plan; and (vi) participation on a joint steering committee, or JSC. We concluded at the outset of the 2018 Roche Agreement that there were three performance obligations under the agreement: (1) the license to our intellectual property, the research and development activities related to HPV through Phase 1 clinical trials under a specified research plan, and the manufacturing of our SQZ APC platform and equipment in order to support the HPV research plan, or the first performance obligation; (2) the license to our intellectual property and the research and development activities on next-generation APCs, or the second performance obligation; and (3) the license to our intellectual property and the research and development activities on TCL, or the third performance obligation. We also concluded that the JSC participation had an immaterial impact on the accounting model.

In addition, we determined that the upfront payment of $45.0 million as well as the reimbursable costs of $10.8 million estimated by us constituted the entirety of the consideration to be included in the transaction price. This transaction price of $55.8 million was initially allocated to the three performance obligations based on the relative standalone selling price of each obligation. The potential milestone payments that we may be eligible to receive were excluded from the transaction price at the outset of the arrangement. We reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, we will adjust our estimate of the transaction price.

During the first quarter of 2019, we became entitled to receive a payment of $10.0 million upon the achievement of the first development milestone under the 2018 Roche Agreement, which was related to submission by us of preclinical data to the FDA. The $10.0 million amount was added to our estimate of the transaction price as of the first quarter of 2019, when we determined that achievement of the milestone was “most likely” and that it was probable that a significant reversal in the amount of cumulative revenue recognized would not occur, and, as a result, we recorded a cumulative catch-up adjustment to collaboration revenue of $1.1 million during the three months ended March 31, 2019 and the year ended December 31, 2019.

In October 2019, we received clearance from the FDA for our investigational new drug application, or IND, for our lead clinical program under the 2018 Roche Agreement. As a result of this IND clearance and progress made toward beginning clinical trials, we concluded as of December 31, 2019 that the achievement in the first quarter of 2020 of a milestone resulting in receipt of a payment of $20.0 million due upon first-patient dosing in a Phase 1 clinical trial under the terms of the 2018 Roche Agreement was “most likely” and that it was probable that a significant reversal in the amount of cumulative revenue recognized would not occur. We therefore included the $20.0 million payment in our estimate of the transaction price for the 2018 Roche Agreement in the fourth quarter of 2019 and recorded a cumulative catch-up adjustment to collaboration revenue of $5.0 million during the three months and year ended December 31, 2019.

During the fourth quarter of 2019, we evaluated our overall program priorities and determined that in 2020 we would continue to focus our resources on progressing the specified APC programs related to the 2018 Roche Agreement as well as our AAC and TAC platforms. As a result of our continuing focus on these specific programs, we reduced the level of priority of the TCL research activities under the 2018 Roche Agreement and expect to perform such TCL research activities over a longer time period than as originally expected under the research plan of the agreement.

We separately recognize revenue associated with each of the three performance obligations as the research, development and manufacturing services are provided using an input method, based on the cumulative costs incurred compared to the total estimated costs expected to be incurred to satisfy each performance obligation. The amounts received from Roche that have not yet been recognized as revenue are deferred as a contract liability in our consolidated balance sheet and will be recognized over the remaining research and development period until each performance obligation is satisfied.

During the three months ended September 30, 2020 and 2019, as well as the nine months ended September 30, 2020, there were no significant changes in the total estimated costs expected to be incurred to satisfy the performance obligations under the 2018 Roche Agreement. During the nine months ended September 30, 2019, the total estimated costs expected to be incurred to satisfy the performance obligations increased by $2.3 million. We recognized revenue of $6.0 million and $3.9 million during the three months ended September 30, 2020 and 2019, respectively, under the 2018 Roche Agreement. We recognized revenue of $18.1 million and $12.5 million during the nine months ended September 30, 2020 and 2019, respectively, under the 2018 Roche Agreement. As of September 30, 2020, we recorded as a contract liability deferred revenue related to the 2018 Roche Agreement of $46.4 million, of which $33.3 million was a current liability. As of September 30, 2020, the research and development services related to the performance obligations were expected to be performed over remaining periods ranging from 1.0 year to 1.3 years. As of December 31, 2019, we recorded as a contract liability deferred revenue related to the 2018 Roche Agreement of $38.7 million, of which $17.9 million was a current liability. As of December 31, 2019, the research and development services related to the first and second performance obligations were expected to be performed over remaining periods ranging from 1.8 years to 2.0 years.

Grant Revenue

We generate revenue from government contracts with the National Institutes of Health and the National Science Foundation, which reimburse us for certain allowable costs for funded projects. Revenue from government grants is recognized as the qualifying expenses related to the contracts are incurred, provided that there is reasonable assurance of recoverability. Revenue recognized upon incurring qualifying expenses in advance of receipt of funding is recorded as unbilled receivables, a component of prepaid expenses and other current assets, in our consolidated balance sheets.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including development of our product candidates and costs incurred under our collaboration arrangements with Roche, which include:

•	employee-related expenses, including salaries, related benefits and stock-based compensation expense for employees engaged in research and development functions;

•

expenses incurred in connection with the preclinical and clinical development of our product candidates and research programs, including under agreements with third parties, such as consultants, contractors and contract research organizations, or CROs;

•

the costs of developing and scaling our manufacturing process and of manufacturing our product candidates for use in our preclinical studies and clinical trials, including the costs under agreements with third parties, such as consultants, contractors and contract manufacturing organizations, or CMOs;

•	laboratory and consumable materials and research materials;

•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and utilities; and

•	payments made under third-party licensing agreements.

We expense research and development costs as incurred. Nonrefundable advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed, or when it is no longer expected that the goods will be delivered or the services rendered. Upfront payments under license agreements are expensed upon receipt of the license, and annual maintenance fees under license agreements are expensed in the period in which they are incurred. Milestone payments under license agreements are accrued, with a corresponding expense being recognized, in the period in which the milestone is determined to be probable of achievement and the related amount is reasonably estimable.

Our direct research and development expenses are tracked on a program-by-program basis and consist of external costs and fees paid to consultants, contractors, CMOs and CROs in connection with our preclinical and clinical development and manufacturing activities. Such program costs also include the external costs of laboratory and consumable materials and costs of raw materials that are directly attributable to and incurred for any single program. We do not allocate employee costs, costs associated with our platform development and discovery efforts, payments made under third-party licensing agreements, costs of laboratory supplies and consumable materials that are not directly attributable to any single program, and facilities expenses, including rent, depreciation and other indirect costs, to specific product development programs because these costs are deployed across multiple programs and our platform technology and, as such, are not separately classified.

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities in the near term and in the future, particularly should Roche determine not to exercise its options and we decide to continue clinical development of a product candidate. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. The successful development of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development, including the following:

•	the timing and progress of preclinical and clinical development activities;

•	the number and scope of preclinical and clinical programs we decide to pursue;

•	raising additional funds necessary to complete preclinical and clinical development of our product candidates;

•	the progress of the development efforts of parties with whom we have entered, or may enter, into collaboration arrangements;

•	our ability to maintain our current research and development programs and to establish new ones;

•	our ability to establish new licensing or collaboration arrangements;

•	the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;

•	the receipt and related terms of regulatory approvals from applicable regulatory authorities;

•	the availability of specialty raw materials for use in production of our product candidates;

•	our ability to consistently manufacture our product candidates for use in clinical trials;

•	our ability to establish and operate a manufacturing facility, or secure manufacturing supply through relationships with third parties;

•	our ability to obtain and maintain patents, trade secret protection and regulatory exclusivity, both in the United States and internationally; and

•	our ability to protect our rights in our intellectual property portfolio.

A change in the outcome of any of these variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. In addition, we may never succeed in obtaining regulatory approval for any of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting and audit services. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our cash equivalents and marketable securities balances. We expect that our interest income will increase as we invest the cash received from our recent sales of Series D preferred stock and the net proceeds from our IPO.

Other Income (Expense), Net

Other income (expense), net consists of miscellaneous income and expense unrelated to our core operations.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credit carryforwards will not be realized.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, was passed by the U.S. Congress and signed into United States law. The CARES Act, among other things, includes certain provisions for individuals and corporations; however, these benefits did not impact our income tax provisions in the periods presented.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	THREE MONTHS ENDED SEPTEMBER 30,
	2020	2019	CHANGE
	(in thousands)
Revenue:
Collaboration revenue	$6,121	$4,050	$2,071
Grant revenue	—	131	(131)

Total revenue	6,121	4,181	1,940

Operating expenses:
Research and development	13,910	8,489	5,421
General and administrative	4,612	4,065	547

Total operating expenses	18,522	12,554	5,968

Loss from operations	(12,401)	(8,373)	(4,028)

Other income (expense):
Interest income	56	492	(436)
Other income (expense), net	(6)	(2)	(4)

Total other income, net	50	490	(440)

Net loss	$(12,351)	$(7,883)	$(4,468)

Revenue

Revenue was $6.1 million for the three months ended September 30, 2020, compared to $4.2 million for the three months ended September 30, 2019. The increase in revenue was primarily due to a $2.1 million increase in collaboration revenue from our collaboration agreements with Roche, which was related to an increase in research and development services performed by us under those agreements as well as an increase in the estimated transaction price for the 2018 Roche Agreement for milestone payments determined at the time the development milestones were expected to be achieved. We recognize revenue for those arrangements using an input measure, comparing our cumulative costs incurred to our total estimated costs of the research, development and manufacturing activities, as applicable, on each program. In the fourth quarter of 2019, we included the $20.0 million payment due upon the then-expected achievement of the second development milestone under the 2018 Roche Agreement in our estimate of the transaction price for the 2018 Roche Agreement, which resulted in the recognition of an additional $1.4 million of collaboration revenue during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. During the three months ended September 30, 2020 and 2019, we recognized total revenue of $6.0 million (inclusive of the $1.4 million amount described above) and $3.9 million, respectively, under the 2018 Roche Agreement. During each of the three months ended September 30, 2020 and 2019, we recognized total revenue of $0.1 million under the 2017 Roche Agreement.

Grant revenue decreased by $0.1 million in the three months ended September 30, 2020 as compared to the same period in 2019, as we did not perform any services under our existing government grants during the three months ended September 30, 2020.

Research and Development Expenses

	THREE MONTHS ENDED SEPTEMBER 30,
	2020	2019	CHANGE
	(in thousands)
Direct research and development expenses by program:
SQZ-PBMC-HPV	$3,908	$1,670	$2,238
SQZ-AAC-HPV	2,893	704	2,189
APC—other	399	376	23
Other programs	864	766	98
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	3,792	2,732	1,060
Facility related	1,204	1,049	155
Laboratory and consumable materials	218	478	(260)
Third-party licensing fees	—	105	(105)
Platform-related external services and other	632	609	23

Total research and development expenses	$13,910	$8,489	$5,421

Research and development expenses were $13.9 million for the three months ended September 30, 2020, compared to $8.5 million for the three months ended September 30, 2019. The increase in direct costs related to our SQZ-PBMC-HPV program of $2.2 million was primarily due to the increased activity of the program in the three months ended September 30, 2020, compared to the same period in 2019. The increase in costs included contract manufacturing and CRO costs incurred in connection with our Phase 1 clinical trial of SQZ-PBMC-HPV in patients with HPV, which we initiated in January 2020, and was partially offset by a reduction in laboratory and consumable materials expense. Direct costs incurred for our SQZ-AAC-HPV program increased by $2.2 million primarily as a result of higher laboratory and consumable materials expenses due to increased preclinical activities.

The increase in personnel-related costs of $1.1 million was primarily due to increased salary costs and headcount in our research and development function. Personnel-related costs for the three months ended September 30, 2020 and 2019 included stock-based compensation expense of $0.3 million and $0.2 million, respectively. Facility-related costs increased by $0.2 million primarily due to an increase in rent, utilities, maintenance, insurance, information technology and travel expenses due to the growth of our company. Laboratory and consumable materials expenses for general usage fluctuate from period to period based on the timing of our purchases made. We expense the costs of materials when purchased because they have no alternative future use. The decrease of $0.3 million in laboratory and consumable materials expenses from the three months ended September 30, 2019 to the same period in 2020 was due to a decrease in purchases during the three months ended September 30, 2020. Third-party licensing fees decreased by $0.1 million due to a lower amount of sublicense income being earned from Roche in the three months ended September 30, 2020 than in the same period in 2019, resulting in lower expenses recognized in the three months ended September 30, 2020 than in the same period in 2019 in relation to the sublicense terms of our license agreement with the Massachusetts Institute of Technology, or MIT. The increase in platform-related external services and other costs was insignificant.

General and Administrative Expenses

	THREE MONTHS ENDED SEPTEMBER 30,
	2020	2019	CHANGE
	(in thousands)
Personnel related (including stock-based compensation)	$2,026	$1,943	$83
Professional and consultant fees	809	330	479
Patent related	864	699	165
Facility related and other	913	1,093	(180)

Total general and administrative expenses	$4,612	$4,065	$547

General and administrative expenses for the three months ended September 30, 2020 were $4.6 million, compared to $4.1 million for the three months ended September 30, 2020. Personnel-related costs increased by $0.1 million primarily due to an increase in stock-based compensation. Personnel-related costs for the three months ended September 30, 2020 and 2019 included stock-based compensation expense of $0.5 million and $0.3 million, respectively. Professional and consultant fees increased by $0.5 million due to the growth of our company and as we began preparation to become a public company. Patent-related costs increased by $0.2 million in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 as a result of increased legal costs related to intellectual property protections, primarily consisting of patent application and maintenance costs in the United States and internationally in the three months ended September 30, 2020. Facility-related and other costs decreased $0.2 million during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 primarily due to a decrease in repairs and maintenance expenses.

Interest Income

Interest income for the three months ended September 30, 2020 and 2019 was less than $0.1 million and $0.5 million, respectively. The decrease in interest income was due to the decrease in average interest rates during the respective periods.

Other Income (Expense), Net

Other income (expense), net for each of the three months ended September 30, 2020 and 2019 was insignificant.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	CHANGE
	(in thousands)
Revenue:
Collaboration revenue	$18,511	$13,075	$5,436
Grant revenue	—	791	(791)

Total revenue	18,511	13,866	4,645

Operating expenses:
Research and development	37,815	26,324	11,491
General and administrative	14,139	11,191	2,948

Total operating expenses	51,954	37,515	14,439

Loss from operations	(33,443)	(23,649)	(9,794)

Other income (expense):
Interest income	533	1,711	(1,178)
Other income (expense), net	(10)	(5)	(5)

Total other income, net	523	1,706	(1,183)

Net loss	$(32,920)	$(21,943)	$(10,977)

Revenue

Revenue was $18.5 million for the nine months ended September 30, 2020, compared to $13.9 million for the nine months ended September 30, 2019. The increase in revenue was primarily due to a $5.4 million increase in collaboration revenue from our collaboration agreements with Roche, which was related to an increase in research and development services performed by us under those agreements as well as an increase in the estimated transaction price for the 2018 Roche Agreement for milestone payments determined at the time the development milestones were expected to be achieved. We recognize revenue for those arrangements using an input measure, comparing our cumulative costs incurred to our total estimated costs of the research, development and manufacturing activities, as applicable, on each program. In the first quarter of 2019, we became entitled to receive a payment of $10.0 million upon the achievement of the first development milestone under the 2018 Roche Agreement, of which $1.1 million was recognized as a cumulative catch-up adjustment to collaboration revenue during the three months ended March 31, 2019. In the fourth quarter of 2019, we included the $20.0 million payment due upon the then-expected achievement of the second development milestone under the 2018 Roche Agreement in our estimate of the transaction price for the 2018 Roche Agreement, which resulted in the recognition of an additional $4.2 million of collaboration revenue during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. During the nine months ended September 30, 2020 and 2019, we recognized total revenue of $18.1 million and $12.5 million, respectively, under the 2018 Roche Agreement (inclusive of the $4.2 million and $1.1 million amounts described above). During the nine months ended September 30, 2020 and 2019, we recognized total revenue of $0.4 million and $0.6 million, respectively, under the 2017 Roche Agreement.

Grant revenue decreased by $0.8 million from the nine months ended September 30, 2019 to the same period in 2020 as we did not perform any services under our existing government grants during the nine months ended September 30, 2020.

Research and Development Expenses

	NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	CHANGE
	(in thousands)
Direct research and development expenses by program:
SQZ-PBMC-HPV	$11,501	$6,247	$5,254
SQZ-AAC-HPV	5,322	1,270	4,052
APC—other	1,365	510	855
Other programs	2,357	2,415	(58)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	10,530	8,434	2,096
Facility related	3,806	1,895	1,911
Laboratory and consumable materials	748	1,910	(1,162)
Third-party licensing fees	—	1,603	(1,603)
Platform-related external services and other	2,186	2,040	146

Total research and development expenses	$37,815	$26,324	$11,491

Research and development expenses were $37.8 million for the nine months ended September 30, 2020, compared to $26.3 million for the nine months ended September 30, 2019. The increase in direct costs related to our SQZ-PBMC-HPV program of $5.3 million was primarily due to the increased activity of the program in the nine months ended September 30, 2020, compared to the same period in 2019. The increase in costs included contract manufacturing costs incurred in connection with our Phase 1 clinical trial of SQZ-PBMC-HPV in patients with HPV, which we initiated in January 2020, and was partially offset by a reduction in laboratory and consumable materials expense. Direct costs incurred for our SQZ-AAC-HPV program increased by $4.1 million as a result of higher laboratory and consumable materials expenses due to increased preclinical activities. Direct costs related to our APC—other program increased by $0.9 million due to increased activity in the other APC programs associated with the 2018 Roche Agreement, which resulted in increased laboratory and consumable materials expenses for those programs.

The increase in personnel-related costs of $2.1 million was primarily due to increased headcount and salary costs in our research and development function. Personnel-related costs for the nine months ended September 30, 2020 and 2019 included stock-based compensation expense of $0.8 million and $0.5 million, respectively. Facility-related costs increased by $1.9 million primarily due to an increase in rent, utilities, maintenance, insurance, information technology and travel expenses due to the growth of our company. Laboratory and consumable materials expenses for general usage fluctuate from period to period based on the timing of our purchases made. We expense the costs of materials when purchased because they have no alternative future use. The decrease of $1.2 million in laboratory and consumable materials expenses from the nine months ended September 30, 2019 to the same period in 2020 was due to a decrease in purchases during the nine months ended September 30, 2020. Third-party licensing fees decreased by $1.6 million due to a $1.0 million upfront fee we paid in June 2019 in connection with our entering into a license agreement with Erytech Pharma S.A, or Erytech, as well as a lower amount of sublicense income being earned from Roche in the nine months ended September 30, 2020 than in the same period in 2019, resulting in lower expenses recognized in the nine months ended September 30, 2020 as compared to the same period in 2019 in relation to the sublicense terms of our license agreement with MIT.

Platform-related external services and other expenses decreased by $0.1 million during the nine months ended September 30, 2020 as compared to the same period in 2019. The decrease in these costs was due to a decrease in travel and miscellaneous expenses offset by an increase in information technology expenses.

General and Administrative Expenses

	NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	CHANGE
	(in thousands)
Personnel related (including stock-based compensation)	$6,195	$4,825	$1,370
Professional and consultant fees	1,702	1,122	580
Patent related	3,715	2,642	1,073
Facility related and other	2,527	2,602	(75)

Total general and administrative expenses	$14,139	$11,191	$2,948

General and administrative expenses for the nine months ended September 30, 2020 were $14.1 million, compared to $11.2 million for the nine months ended September 30, 2019. Personnel-related costs increased by $1.4 million primarily due to an increase in stock-based compensation expense. Personnel-related costs for the nine months ended September 30, 2020 and 2019 included stock-based compensation expense of $1.4 million and $0.9 million, respectively. Professional and consultant fees increased by $0.6 million due to the growth of our company and as we began preparation to become a public company. Patent-related costs increased by $1.1 million in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 as a result of increased legal costs related to intellectual property protections, primarily consisting of patent application and maintenance costs in the United States and internationally in the nine months ended September 30, 2020.

Interest Income

Interest income for the nine months ended September 30, 2020 and 2019 was $0.5 million and $1.7 million, respectively. The decrease in interest income was due to the decrease in average interest rates during the respective periods.

Other Income (Expense), Net

Other income (expense), net for each of the three months ended September 30, 2020 and 2019 was insignificant.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for the next several years, if at all. To date, we have funded our operations primarily with proceeds from sales of preferred stock, payments received under our collaboration agreements with Roche, proceeds from borrowings under a convertible promissory note, which converted into shares of preferred stock, and, most recently, with proceeds from our completed IPO. Through September 30, 2020, we had received gross proceeds of $166.6 million from sales of our preferred stock, $94.0 million in upfront and milestone payments under our collaboration agreements with Roche and $3.0 million from borrowings under the convertible promissory note. As of September 30, 2020, we had cash, cash equivalents and marketable securities of $115.1 million. In November 2020, we completed our IPO pursuant to which we issued and sold 5,073,529 shares of common stock, inclusive of 661,764 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received aggregate net proceeds of approximately $75.5 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which are estimated to be $2.8 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(23,912)	$(24,461)
Net cash provided by (used) in investing activities	49,946	(5,511)
Net cash provided by financing activities	41,757	64

Net increase (decrease) in cash, cash equivalents and restricted cash	$67,791	$(29,908)

Operating Activities

During the nine months ended September 30, 2020, operating activities used $23.9 million of cash, primarily resulting from our net loss of $32.9 million and changes in our operating assets and liabilities of $1.5 million, partially offset by net non-cash charges of $10.5 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2020 consisted primarily of a $6.6 million decrease in operating lease liabilities, a $2.1 million decrease in accounts payable and accrued expenses and a $0.2 million increase in prepaid expenses and other current assets, all as partially offset by a $0.3 million decrease in other liabilities and a $7.2 million increase in deferred revenue. The increase in deferred revenue during the nine months ended September 30, 2020 was due to our receipt of a $20.0 million milestone payment, partially offset by the related revenue we recognized in that same period, under the 2018 Roche Agreement.

During the nine months ended September 30, 2019, operating activities used $24.5 million of cash, primarily resulting from our net loss of $21.9 million and changes in our operating assets and liabilities of $5.1 million, partially offset by net non-cash charges of $2.6 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2019 consisted primarily of a $5.6 million increase in prepaid expenses and other current assets, a $1.6 million increase in accounts receivable and a $1.2 million decrease in operating lease liabilities, all partially offset by a $2.6 million increase in accounts payable and accrued expenses and a $0.6 million increase in deferred revenue. The increase in prepaid expenses and other current assets during the nine months ended September 30, 2019 was primarily due to the recording of a $4.9 million amount due from the landlord under the 2018 Lease for reimbursable tenant improvements. The increase in deferred revenue during the nine months ended September 30, 2019 was due to our receipt of a $10.0 million milestone payment, partially offset by the related revenue we recognized in that same period, under the 2018 Roche Agreement.

In all periods presented, other changes in prepaid expenses and other current assets, accounts receivable, accounts payable, accrued expenses and other liabilities not described above were generally due to growth in our business, the advancement of our research programs and the timing of vendor invoicing and payments. In all periods presented, decreases in operating lease liabilities were primarily due to our recurring payments made under recorded operating lease liabilities, including those arising from embedded leases.

Investing Activities

During the nine months ended September 30, 2020, net cash provided by investing activities was $49.9 million, consisting of maturities of marketable securities of $51.0 million, partially offset by purchases of property and equipment of $1.1 million.

During the nine months ended September 30, 2019, net cash used in investing activities was $5.5 million, consisting of purchases of marketable securities of $99.8 million and purchases of property and equipment of $1.3 million, partially offset by maturities of marketable securities of $95.6 million.

The purchases of property and equipment in each period were primarily for equipment purchases and leasehold improvements related to the expansion of our research and development activities and the growth of our business.

Financing Activities

During the nine months ended September 30, 2020, net cash provided by financing activities was $41.8 million, consisting primarily of net proceeds from our issuances of Series D preferred stock, partially offset by $0.3 million of payments of IPO costs and $0.2 million of payments of issuance costs related to Series D preferred stock that we issued and sold in December 2019.

During the nine months ended September 30, 2019, net cash provided by financing activities consisted of proceeds from exercises of stock options of less than $0.1 million.

Funding Requirements

We expect that our expenses will increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. The timing and amount of our operating and capital expenditures will depend largely on:

•	the timing and progress of preclinical and clinical development activities;

•

the commencement, enrollment or results of the planned clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;

•	the timing and outcome of regulatory review of our product candidates;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial as well as Roche’s decision whether to exercise its options;

•	changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial requirements for approvals;

•	adverse developments concerning our manufacturers;

•	our ability to obtain materials to produce adequate product supply for any approved product or inability to do so at acceptable prices;

•	our ability to establish collaborations if needed;

•

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we obtain marketing approval;

•	the legal patent costs involved in prosecuting patent applications and enforcing patent claims and other intellectual property claims;

•	additions or departures of key scientific or management personnel;

•	unanticipated serious safety concerns related to the use of our product candidates;

•	the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder; and

•	the severity, duration and impact of the COVID-19 pandemic, which may adversely impact our business.

We believe that our existing cash, cash equivalents and marketable securities, including the net proceeds from our IPO, will enable us to fund our operating expenses and capital expenditure requirements through 2022. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, a current common stockholder’s interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we would be required to delay, scale back or discontinue our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those described in our Prospectus. For additional information, see Note 10 to our consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Prospectus. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no significant changes to our critical accounting policies from those described in the Prospectus.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012 permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2020, we had cash, cash equivalents and marketable securities of $115.1 million, which consisted of cash, money market funds and U.S. government agency bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the short-term nature and low-risk profile of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Our operations may be subject to inflation in the future.

Item 4. Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below, as well as the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” before making an investment in our common stock. Our business, financial condition, results of operations or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our common stock could decline and you could lose all or part of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

Risks Related to Our Financial Position and Need for Additional Capital

We have a limited operating history and no history of commercializing cell therapy products, which may make it difficult to evaluate the success of our business to date and to assess the prospects for our future viability.

We are a clinical-stage biotechnology company. Our operations to date have been limited to financing and staffing our company, developing our technology and identifying and developing our product candidates. Our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by biotechnology companies in their early stages of operations. We have not yet demonstrated an ability to complete any clinical trials, obtain marketing approval, manufacture a commercial scale product, or conduct sales and marketing activities necessary for successful product commercialization, or arrange for third parties to do these activities on our behalf. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and obtaining marketing approval for and commercializing cell therapies.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles. We will eventually need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in this transition.

As we continue to build our business, we expect our financial condition and operating results may fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any particular quarterly or annual period as indications of future operating performance.

We have incurred significant losses since inception and expect to incur significant additional losses for the foreseeable future. We have no products that have generated any commercial revenue and we may never achieve or maintain profitability.

We have incurred significant net losses since our inception, including a net loss $32.2 million for the year ended December 31, 2019 and $32.9 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $109.2 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our preclinical development activities and preparing for clinical trials of our product candidates.

We expect to continue to incur significant additional operating losses for the foreseeable future as we seek to advance product candidates through preclinical and clinical development, expand our research and development activities, develop new product candidates, complete preclinical studies and clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our products. In order to obtain U.S. Food and Drug Administration, or FDA, approval to market any product candidate in the United States, we must submit to the FDA a biologics license application, or BLA, demonstrating that the product candidate is safe, pure and potent with respect to its intended use. This demonstration requires significant research and animal tests, which are referred to as nonclinical or preclinical studies, as well as human tests, which are referred to as clinical trials. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial and difficult to accurately predict. Because of the numerous risks and uncertainties associated with the development of cell therapies, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability. Our expenses will also increase substantially if and as we:

•	progress our ongoing clinical trial or initiate additional clinical trials of our most advanced product candidate, SQZ-PBMC-HPV, including the ongoing Phase 1 clinical trial;

•

advance the development of our other product candidates, including the preclinical development of our other product candidates under our Antigen Presenting Cell, or APC, platform, SQZ-AAC-HPV and our other product candidates under our Activating Antigen Carriers, or AAC, platform as well as our product candidates under our Tolerizing Antigen Carriers, or TAC, platform;

•	continue to discover and develop additional product candidates using our Cell Squeeze technology;

•	seek regulatory and marketing approvals for product candidates that successfully complete clinical trials, if any;

•	establish manufacturing and supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain marketing approval;

•

establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval, if any, in geographies in which we plan to commercialize our products ourselves;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional staff, including clinical, scientific, technical, regulatory, operational, financial, commercial and support personnel, to execute our business plan;

•	add clinical, scientific operational, financial and management information systems and personnel to support our product development and potential future commercialization efforts;

•	utilize external vendors for support with respect to research, development, manufacturing, commercialization, regulatory, pharmacovigilance and other functions;

•	acquire or in-license commercial products, additional product candidates and technologies;

•	expand internationally;

•	make royalty, milestone or other payments under current and any future in-license agreements;

•	implement additional internal systems and infrastructure;

•	incur additional legal, accounting and other expenses in operating our business; and

•	continue to operate as a public company.

Furthermore, our ability to successfully develop, commercialize and license our products and generate product revenue is subject to substantial additional risks and uncertainties. Each of our product candidates will require additional preclinical and/or clinical development, regulatory approval in multiple jurisdictions, the securing of manufacturing supply, capacity, distribution channels and expertise, the use of external vendors, the building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. As a result, we expect to continue to incur operating losses and negative cash flows for the foreseeable future. These operating losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

The amount of future losses and when, if ever, we will achieve profitability are uncertain. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products in the foreseeable future, and might never generate revenues from the sale of products. Our ability to generate product revenue and achieve profitability will depend on, among other things, successful completion of the clinical development of our product candidates; obtaining necessary regulatory approvals from the FDA and international regulatory authorities; establishing manufacturing, sales, market acceptance of our products, if approved, and marketing infrastructure to commercialize our product candidates for which we obtain approval; and raising sufficient funds to finance our activities. We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

We need significant additional funding in order to complete development of and obtain regulatory approval for our product candidates and commercialize our products, if approved. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We need additional capital, which we may raise through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. Additional sources of financing might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned clinical trials or seek regulatory approvals of any of our product candidates from the FDA, or any foreign regulatory authorities, and could be forced to discontinue product development. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts.

We will require substantial funds to further develop, seek regulatory approvals for, and if approved, commercialize our product candidates, including SQZ-PBMC-HPV, which is currently in Phase 1 clinical development, and SQZ-AAC-HPV and all of our other product candidates, which are in preclinical development.

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities, including the net proceeds from our initial public offering of common stock, or IPO, will enable us to fund our operating expenses and capital expenditure requirements through 2022. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of SQZ-PBMC-HPV, SQZ-AAC-HPV and our other product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, approval and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including but not limited to:

•	the scope, timing and results of our preclinical studies and clinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for SQZ-PBMC-HPV, SQZ-AAC-HPV and our other product candidates;

•	the costs and timing of changes in the regulatory environment and enforcement rules;

•	the costs and timing of changes in pharmaceutical pricing and reimbursement infrastructure;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including any litigation costs and the results of such litigation;

•	the effect of competing technological and market developments;

•	the extent to which we enter into additional collaboration arrangements with respect to our product candidates or in-license or acquire other products and technologies;

•	the costs related to operating as a public company;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

•

the stability, scale, reproducibility and yield of our existing and future manufacturing process as we scale-up production and formulation of our product candidates for later stages of development and commercialization;

•	the cost of establishing sales, marketing and distribution capabilities for our product candidates in regions where we choose to commercialize our products;

•	the initiation, progress, timing and results of our commercialization of SQZ-PBMC-HPV, SQZ-AAC-HPV and our other product candidates, if approved for commercial sale; and

•	the severity, duration and impact of the COVID-19 pandemic, which may adversely impact our business.

Depending on our business performance, the economic climate and market conditions, we may be unable to raise additional funds through any sources. If we are unable to obtain adequate funding on a timely basis, we may be required to curtail or discontinue one or more of our development programs for SQZ-PBMC-HPV, SQZ-AAC-HPV or our other product candidates, or to reduce our operations. If we raise additional funds by issuing equity securities, our then-existing stockholders will experience dilution and the terms of any new equity securities may have preference over those of our existing common stock.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial revenue from product sales, we may finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our common stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect their rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our operations, our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, redeeming our stock, making certain investments and engaging in certain merger, consolidation or asset sale transactions, among other restrictions. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

The COVID-19 pandemic has impacted our operations and clinical trial execution and may materially and adversely affect our business and financial results in the future.

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 coronavirus has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the U.S. government imposed travel restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Our principal executive offices and laboratory space are located in Watertown, Massachusetts. On March 23, 2020, the Governor of Massachusetts ordered all individuals living in the Commonwealth of Massachusetts to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. On May 18, 2020, the Governor announced the phased reopening of businesses and other organizations in Massachusetts, and, as of July 6, 2020, Massachusetts entered Phase III of the plan. Under Phase III, companies remain subject to compliance with certain state and locally mandated measures.

In response to these public health directives and to help reduce the risk to our employees, we took precautionary measures, including implementing work-from-home policies for our administrative employees and staggered work times for our lab employees. We plan to continue these measures and are assessing when and how to resume normal operations. The effects of the executive order and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines and future clinical trials, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, results of operations and financial condition, including our ability to obtain financing.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases have impacted and may continue to impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. For example, we have experienced delays in receiving supplies of raw materials for our preclinical activities due to the impact of COVID-19 on our suppliers’ ability to timely manufacture these materials. In addition, due to the decreased availability of commercial flights, we have had to arrange for private deliveries, including chartered planes, of some of our product candidates, which has resulted in an increase in cost.

In addition, our ongoing Phase 1 clinical trial of SQZ-PBMC-HPV has been and any future clinical trials may be further affected by the COVID-19 pandemic, including:

•	delays in receiving approval from regulatory authorities to initiate or modify our planned clinical trials;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff, both in the United States and abroad;

•

delays or difficulties in enrolling patients in our clinical trials, including patients who may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services;

•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;

•

interruptions in preclinical studies due to restricted or limited operations at our or our third-party service providers’ laboratory facilities, including the collection and analysis of data, or unavailability of raw materials;

•

diversion or prioritization of healthcare resources away from the conduct of clinical trials and towards the COVID-19 pandemic, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal, state or provincial governments, employers and others or interruption of clinical trial subject visits and study procedures (such as endoscopies that are deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

•

risk that participants enrolled in our clinical trials will contract COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

•

limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product, or make such transport significantly more expensive;

•

changes in local regulations as part of a response to the COVID-19 coronavirus outbreak, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•

delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and

•	the refusal of the FDA to accept data from clinical trials in geographies affected by COVID-19.

For example, we have experienced delays in opening clinical trial sites and sites that are open may also have challenges enrolling patients due to the COVID-19 pandemic. There has also been an industry-wide slowdown in enrollment in clinical trials due to the COVID-19 pandemic and we cannot predict when enrollment will return to pre-pandemic rates. In addition, some staff that are required to conduct certain testing, such as biopsies, at our clinical sites or at third-party vendors have been required to stay at home or have been reallocated to other activities, resulting in such tests not being performed or being delayed.

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, reopening plans, the resurgence of COVID-19, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Risks Related to Discovery, Development, Preclinical and Clinical Testing, Manufacturing and Regulatory Approval

Our business is highly dependent on the success of our initial product candidates, SQZ-PBMC-HPV and SQZ-AAC-HPV, each of which will require significant additional preclinical and clinical testing before we can seek regulatory approval and potentially launch commercial sales. If SQZ-PBMC-HPV and/or SQZ-AAC-HPV do not receive regulatory approval or are not successfully commercialized, or are significantly delayed in doing so, our business will be harmed.

A substantial portion of our business and future success depends on our ability to develop, obtain regulatory approval for and successfully commercialize our most advanced product candidates, SQZ-PBMC-HPV, which is currently being evaluated in a Phase 1 clinical trial, and SQZ-AAC-HPV, which is still in preclinical development. We currently have no products that are approved for commercial sale and have not completed the development of any product candidates, and we may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to SQZ-PBMC-HPV and SQZ-AAC-HPV, which will require additional preclinical and clinical development, management of clinical, medical affairs and manufacturing activities, obtaining regulatory approvals in multiple jurisdictions, securing of manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales from either product candidate, if approved. We cannot be certain that either SQZ-PBMC-HPV or SQZ-AAC-HPV will be successful in ongoing or future clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Even if we receive approval to market SQZ-PBMC-HPV and/or SQZ-AAC-HPV from the FDA or other regulatory bodies, we cannot be certain that such product candidates will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. Nor can we be certain that, if and when approved, the safety and efficacy profile of SQZ-PBMC-HPV, SQZ-AAC-HPV or our other product candidates will be consistent with the results observed in clinical trials.

If the required regulatory approvals for SQZ-PBMC-HPV or SQZ-AAC-HPV are not obtained or are significantly delayed, or any approved products are not commercially successful, our business, financial condition and results of operations may be materially harmed.

SQZ-PBMC-HPV and SQZ-AAC-HPV are being developed under our SQZ APC and SQZ AAC platforms, respectively, and the failure of either product to receive regulatory approval could adversely affect other product candidates being developed under those respective technology platforms. Moreover, if we experience similar regulatory or developmental issues with our other pipeline product candidates, our development plans and business could be significantly harmed. Further, our competitors may be developing products with similar mechanisms of action or treating similar indications and may experience problems with their products that could identify problems that would potentially harm our business.

Preclinical development is lengthy and uncertain, and our preclinical programs or development candidates may be delayed or terminated, or may never advance to the clinic, any of which may affect our ability to obtain funding and may have a material adverse impact on our platforms or our business.

Much of our pipeline is in preclinical development, and these programs could be delayed or not advance into the clinic. Before we can initiate clinical trials for a development candidate, we must complete extensive preclinical studies, including good laboratory practice toxicology testing, that support our planned investigational new drug applications, or INDs, in the United States, or similar applications in other jurisdictions. We must also complete extensive work on Chemistry, Manufacturing, and Controls, or CMC, activities, including yield, purity and stability data, to be included in the IND filing. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept the results of our preclinical testing or our proposed clinical programs or if the outcome of our preclinical testing, studies, and CMC activities will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

The successful development of cellular therapeutics, such as the product candidates under our Cell Squeeze technology, is highly uncertain.

We have no products approved for commercial sale and have not generated any revenue from product sales. Before we are able to generate any revenue from product sales, our current product candidates, and any future product candidates we develop, will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization and substantial investment and significant marketing efforts. The success of our current and future product candidates will depend on several factors, including:

•	successfully completing research and preclinical and clinical development of our product candidates;

•	obtaining regulatory approvals and marketing authorizations for product candidates for which we successfully complete clinical development and clinical trials;

•

implementing a sustainable and scalable manufacturing process for our product candidates, as well as establishing and maintaining commercially viable supply and distributor relationships with third parties that can provide adequate products and services to support clinical activities and any commercial demand for our product candidates;

•	identifying, assessing, acquiring and/or developing new product candidates;

•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;

•	the prevalence, duration and severity of potential side effects or other safety issues experienced with our product candidates or future approved products, if any;

•

launching and successfully commercializing product candidates for which we obtain marketing approval, either by collaborating with a partner or, if launched independently, by establishing a sales, marketing and distribution infrastructure;

•	obtaining and maintaining an adequate price for our product candidates, both in the United States and in foreign countries where our products are commercialized;

•	obtaining adequate reimbursement from payors for our product candidates or procedures using our product candidates;

•	the convenience and durability of our treatment or dosing regimen;

•

acceptance by physicians, payors and patients of the benefits, safety and efficacy of our product candidates or any future product candidates, if approved, including relative to alternative and competing treatments;

•	patient demand for any of our product candidates that may be approved;

•	addressing any competing technological and market developments;

•	maintaining, protecting, expanding and enforcing our portfolio of intellectual property rights, including patents, trade secrets and know-how; and

•	attracting, hiring and retaining qualified personnel.

Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of our expenses, or when we will be able to generate any meaningful revenue or achieve or maintain profitability, if ever. In addition, our expenses could increase beyond our current expectations if we are required by the FDA or foreign regulatory authorities to perform studies in addition to those that we currently anticipate, or if there are any delays in any of our or our future collaborators’ clinical trials or the development of any of our product candidates. Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate and ongoing compliance efforts.

Even if we are able to successfully commercialize a product candidate, we may not become profitable, and we will need to obtain additional funding through one or more equity or debt financings in order to continue operations. Revenue from the sale of any product candidate for which regulatory approval is obtained will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to get reimbursement at any price and whether we own the commercial rights for that territory. If the number of addressable patients is not as significant as we anticipate, the indication approved by regulatory authorities is narrower than we expect, the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, or the price and available third party reimbursement are lower than anticipated, we may not generate significant revenue from sales of such products, even if approved.

Our product candidates are based on a novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all.

Our Cell Squeeze technology is novel. As such, it is difficult to accurately predict the developmental challenges we may incur for our product candidates as they proceed through product discovery or identification, preclinical studies and clinical trials. In addition, because we are currently conducting a Phase 1 clinical trial of our initial product candidate, SQZ-PBMC-HPV, and we have not commenced clinical trials of any of our other pipeline product candidates, we have not yet been able to assess the safety or efficacy of our technology in humans and there may be short-term or long-term effects from treatment with any product candidates that we develop that we cannot predict at this time. Also, animal models may not exist for some of the diseases we choose to pursue in our programs. Moreover, even if we obtain data from our clinical trials, because the Cell Squeeze technology applied in our programs is novel and has not been externally verified, our data may be difficult to replicate and/or subject to misinterpretation by us or others. As a result of these factors, it is difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our Cell Squeeze technology, or any similar or competitive cellular technologies, will result in the identification, development and regulatory approval of any products. There can be no assurance that any development challenges we experience in the future related to our Cell Squeeze technology or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

In addition, the clinical study requirements of the FDA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use as well as market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied therapeutic modalities and approaches. Further, as we are developing novel treatments, there is heightened risk that the FDA or comparable foreign regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. To date, few cell therapy products have been approved by the FDA or comparable foreign regulatory authorities, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the European Union, or EU, or other jurisdictions. Further, approvals by one regulatory authority may not be indicative of what other regulatory authorities may require for approval.

Regulatory requirements governing cellular therapy products have evolved and may continue to change in the future. For example, the FDA established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of cellular therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. These and other regulatory review agencies, committees and advisory groups and the requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional preclinical studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates or lead to significant post-approval limitations or restrictions.

We are subject to significant regulatory oversight by the FDA and foreign regulatory bodies in jurisdictions where we may seek to develop or commercialize our products. In addition to these government bodies, the applicable Institutional Biosafety Committee, or IBC, Institutional Review Board, or IRB, and similar cell therapy boards of each institution at which we or our collaborators conduct clinical trials of our product candidates, or a central IRB if appropriate, would need to review and approve the proposed clinical trial.

Changes in applicable regulatory guidelines may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with regulatory authorities and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

Cellular therapies are a novel approach and negative perception of any product candidates that we or third parties develop could adversely affect our ability to conduct our business or obtain regulatory approvals for our product candidates.

The developmental and commercial success of our current product candidates, or any product candidates that we develop alone or with collaborators in the future, will depend in part on public acceptance of the use of cell therapy technology, including the candidates we are developing using our Cell Squeeze technology, for the prevention or treatment of human diseases. Adverse public perception of cell therapies may negatively impact our ability to raise capital or enter into strategic agreements for the development of product candidates.

Cellular therapy remains a novel technology. The commercial success of our cellular therapy product candidates, if successfully developed and approved, may be adversely affected by claims that cellular therapy is unsafe, unethical or immoral. This may lead to unfavorable public perception and the inability of any of our product candidates to gain the acceptance of the public or the medical community. Unfavorable public perceptions may also adversely impact our or our collaborators’ ability to enroll clinical trials for our product candidates.

Our success in commercializing any product candidates that receive regulatory approval will depend upon physicians who specialize in the treatment of diseases targeted by our product candidates prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. Adverse events in clinical trials of our product candidates or in clinical trials of others developing similar products and the resulting publicity, as well as any other adverse events in the field of cellular therapies, could result in a decrease in demand for any product that we may develop. In addition, responses by the federal, state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop.

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, expensive, time-consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be seriously harmed.

We are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities impose similar requirements. The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. We have not submitted for or obtained regulatory approval for any product candidate. We must complete additional preclinical or nonclinical studies and clinical trials to demonstrate the safety and efficacy of our product candidates in humans to the satisfaction of the regulatory authorities before we will be able to obtain these approvals, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design, implementation or interpretation of results of our clinical trials;

•

the FDA or comparable foreign regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use of our products;

•	the population studied in the clinical program may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;

•	we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that a product candidate’s clinical and other benefits outweigh its safety risks;

•

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere;

•

the FDA or comparable foreign regulatory authorities may fail to approve our manufacturing processes, test procedures and specifications, or facilities, or those of the third-party manufacturers with which we contract for clinical and commercial supplies; and

•

the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our or our collaborators’ clinical data insufficient for approval.

This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates, which would seriously harm our business. In addition, even if we or our collaborators were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may impose significant limitations in the form of narrow indications, warnings, or a Risk Evaluation and Mitigation Strategy, or REMS. Regulatory authorities may not approve the price we or our collaborators intend to charge for products we may develop, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could seriously harm our business.

Our product candidates may be associated with serious adverse events, undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

Adverse events or other undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities.

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries, and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. It is possible that as we test our product candidates in larger, longer and more extensive clinical trials, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in previous trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects are only detectable after investigational products are tested in large-scale clinical trials or, in some cases, after they are made available to patients on a commercial scale following approval.

If any serious adverse events occur, clinical trials or commercial distribution of any product candidates or products we develop could be suspended or terminated, and our business could be seriously harmed. Treatment-related side effects could also affect patient recruitment and the ability of enrolled patients to complete the trial or result in potential liability claims. Regulatory authorities could order us to cease further development of, deny approval of, or require us to cease selling or recall any product candidates or products for any or all targeted indications. If we are required to delay, suspend or terminate any clinical trial or commercialization efforts, the commercial prospects of such product candidates or products may be harmed, and our ability to generate product revenues from them or other product candidates that we develop may be delayed or eliminated. Additionally, if one or more of our product candidates receives marketing approval and we or others later identify undesirable side effects or adverse events caused by such products, a number of potentially significant negative consequences could result, including but not limited to:

•	regulatory authorities may suspend, limit or withdraw approvals of such product, or seek an injunction against its manufacture or distribution;

•

regulatory authorities may require additional warnings on the label, including “boxed” warnings, or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;

•	we may be required to change the way the product is administered or conduct additional clinical trials or post-approval studies;

•	we may be required to create a REMS which could include a medication guide outlining the risks of such side effects for distribution to patients;

•	we may be subject to fines, injunctions or the imposition of criminal penalties;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could seriously harm our business.

Clinical development is lengthy and uncertain. We may encounter substantial delays and costs in our clinical trials, or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all.

Clinical testing is expensive, time-consuming and subject to uncertainty. To date, we have not completed any clinical trials for any of our product candidates. We cannot guarantee that any clinical trials will be initiated or conducted as planned or completed on schedule, if at all. We also cannot be sure that submission of an IND or a clinical trial application, or CTA, will result in the FDA, Health Canada, or other regulatory authority, as applicable, allowing clinical trials to begin in a timely manner, if at all. For example, the FDA placed our IND for SQZ-PBMC-APC on clinical hold, pending receipt of additional data related to sterility testing, which was ultimately removed. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:

•	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;

•	delays in reaching a consensus with regulatory authorities on study design or implementation of the clinical trials;

•	delays or failure in obtaining regulatory authorization to commence a trial;

•

delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•	delays in identifying, recruiting and training suitable clinical investigators;

•	delays in obtaining required IRB approval at each clinical trial site;

•	delays in recruiting suitable patients to participate in our clinical trials;

•

delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing;

•

insufficient or inadequate supply or quality of product candidates or other materials necessary for use in clinical trials, or delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for clinical trials;

•

imposition of a temporary or permanent clinical hold by regulatory authorities for a number of reasons, including after review of an IND or amendment, CTA or amendment, or equivalent foreign application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; or a negative finding from an inspection of our clinical trial operations or study sites;

•

developments on trials conducted by competitors for related technology that raises FDA or foreign regulatory authority concerns about risk to patients of the technology broadly, or if the FDA or a foreign regulatory authority finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;

•	delays in recruiting, screening and enrolling patients and delays caused by patients withdrawing from clinical trials or failing to return for post-treatment follow-up;

•	difficulty collaborating with patient groups and investigators;

•

failure by our CROs, other third parties or us to adhere to clinical trial protocols; failure to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practice, or GCP, requirements or applicable regulatory guidelines in other countries;

•	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

•	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;

•	the cost of clinical trials of our product candidates being greater than we anticipate;

•

clinical trials of our product candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon development of such product candidates;

•

transfer of manufacturing processes to larger-scale facilities operated by a contract manufacturing organization, or CMO, and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and

•	third parties being unwilling or unable to satisfy their contractual obligations to us.

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. Any inability to successfully initiate or complete clinical trials could result in additional costs to us or impair our ability to generate revenue from product sales. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may seriously harm our business.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board for such trial or by the FDA or any other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Delays in the completion of any clinical trial of our product candidates will increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate product revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

The limited number of patients who have the diseases for which some of our product candidates may be studied, or meet the eligibility criteria of our clinical trials, may make it more difficult for us to enroll or complete such clinical studies, or may result in findings in our clinical studies that do not reach levels of statistical significance sufficient for marketing approval.

There may be limited patient pools from which to draw for clinical studies. In addition to the rarity of these diseases, the eligibility criteria of our clinical studies will further limit some of the pool of available study participants as we will require that patients have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a study. We may not be able to initiate or continue clinical trials on a timely basis or at all for any of our product candidates if we or our collaborators are unable to locate and enroll a sufficient number of eligible patients to participate in the trials as required by applicable regulations or as needed to provide appropriate statistical power for a given trial. Similarly, we plan to design and conduct clinical trials utilizing a limited number of patients in order to evaluate the safety and therapeutic activity of our product candidates. Conducting trials in smaller subject populations increases the risk that any safety or efficacy issues observed in only a few patients could prevent such studies from reaching statistical significance or otherwise meeting their specified endpoints, which could require us to conduct additional clinical studies, or delay or prevent our product candidates from receiving regulatory approval, which would seriously harm our business.

In addition, with respect to clinical trials for certain of our product candidates, such as SQZ-PBMC-HPV on the one hand, and SQZ-AAC-HPV on the other, there is substantial overlap between the populations of patients who are or would be eligible to be enrolled. If we conduct clinical trials for two or more of our product candidates simultaneously, either by choice or necessity, any patient enrollment in one of the clinical trials may be obtained at the expense of or to the detriment of patient enrollment in the other.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:

•	the patient eligibility criteria defined in the protocol;

•	the size of the target disease population;

•	the size of the patient population required for analysis of the trial’s primary endpoints;

•	the proximity of patients to trial sites;

•	the design of the trial;

•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•

clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating;

•	our ability to obtain and maintain patient consents; and

•	the risk that patients enrolled in clinical trials will drop out of the trials before the manufacturing and infusion of our product candidates or trial completion.

As mentioned above, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates or similar areas, and this competition will reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our ongoing and planned clinical trials, which could prevent completion or commencement of these trials and adversely affect our ability to advance the development of our product candidates.

Our preclinical studies and clinical trials may fail to demonstrate substantial evidence of the safety and efficacy of our product candidates, which would prevent, delay or limit the scope of regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we or our collaborators must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Further, because our product candidates are subject to regulation as biological drug products, we will need to demonstrate that they are safe, pure and potent for use for their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during preclinical development or the clinical trial process. The results of preclinical studies of our product candidates may not be predictive of the results of early-stage or later-stage clinical trials, and results of early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. The results of clinical trials in one set of patients or disease indications may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.

We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support continued product development or marketing approval. We cannot be certain that our ongoing and future clinical trials or any other future clinical trials will be successful. Additionally, any safety concerns observed in any one of our clinical trials for our targeted indications could limit the prospects for regulatory approval of our product candidates for those and other indications, which could seriously harm our business. In addition, even if such clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of such product candidate, which may also limit its commercial potential.

Additionally, some of our clinical trials may utilize an “open-label” trial design, which is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates when studied in a controlled environment with a placebo or active control.

We may conduct clinical trials for our product candidates in sites outside the United States, and the FDA may not accept data from trials conducted in foreign locations.

We may in the future choose to conduct clinical trials outside the United States for SQZ-PBMC-HPV, SQZ-AAC-HPV, our other pipeline product candidates or any of our other future product candidates. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with GCPs, including review and approval by an IRB or Independent Ethics Committee, and receipt of informed consent from subjects. The FDA must also be able to validate the data from the study through an on-site inspection if necessary. In general, the patient population for any clinical trials conducted outside of the United States must be representative of the population for which we intend to seek approval for the product in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from our clinical trials of our product candidates, it would likely result in the need to conduct additional trials, which would be costly and time-consuming and delay or permanently halt our development of our product candidates.

In addition, there are risks inherent in conducting clinical trials in multiple jurisdictions, inside and outside of the United States, such as:

•	regulatory and administrative requirements of the jurisdiction where the trial is conducted that could burden or limit our ability to conduct our clinical trials;

•	foreign exchange fluctuations;

•	manufacturing, customs, shipment and storage requirements;

•	cultural differences in medical practice and clinical research; and

•	the risk that the patient populations in such trials are not considered representative as compared to the patient population in the target markets where approval is being sought.

Interim, “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, “topline” or preliminary data from preclinical studies or clinical trials. Interim data are subject to the risk that one or more of the outcomes may materially change as more data become available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary or “topline” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, “topline” and preliminary data should be viewed with caution until the final data are available. Additionally, interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary, “topline” or interim data and final data could seriously harm our business.

Further, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant by you or others with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the topline data that we report differ from final results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, product candidates may be harmed, which could seriously harm our business.

We may not be successful in our efforts to identify and successfully develop additional product candidates.

Part of our strategy involves identifying novel product candidates. The process by which we identify product candidates may fail to yield product candidates for clinical development for a number of reasons, including those discussed in these risk factors and also:

•	we may not be able to assemble sufficient resources to acquire or discover additional product candidates;

•	competitors may develop alternatives that render our potential product candidates obsolete or less attractive;

•	potential product candidates we develop may nevertheless be covered by third-parties’ patents or other exclusive rights;

•

potential product candidates may, on further study, be shown to have harmful side effects, toxicities or other characteristics that indicate that they are unlikely to be products that will receive marketing approval or achieve market acceptance, if approved;

•	potential product candidates may not be effective in treating their targeted diseases or symptoms;

•	the market for a potential product candidate may change so that the continued development of that product candidate is no longer reasonable;

•	a potential product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; or

•	the regulatory pathway for a potential product candidate is highly complex and difficult to navigate successfully or economically.

In addition, we may choose to focus our efforts and resources on a potential product candidate that ultimately proves to be unsuccessful, or to license or purchase a marketed product that does not meet our financial expectations. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases that may later prove to have greater commercial potential, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to retain sole development and commercialization rights. If we are unable to identify and successfully commercialize additional suitable product candidates, this would adversely impact our business strategy and our financial position.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to timely capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We may seek orphan drug designation for certain product candidates, but we may be unable to obtain such designation or to obtain or maintain the benefits associated with orphan drug designation, including market exclusivity, which may cause our product revenue, if any, to be reduced.

We may seek orphan product designation for some of our product candidates; however, we may never receive such designations. Under the Orphan Drug Act, the FDA may designate a drug or biologic product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation must be requested before submitting a BLA.

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and application fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA.

In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug or biologic for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity for the orphan patient population. Exclusive marketing rights in the United States may also be unavailable if we or our collaborators seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective.

Even if we obtain orphan drug designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug or biologic nor gives the drug or biologic any advantage in the regulatory review or approval process.

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us or any future collaboration partners from obtaining approvals for the commercialization of any product candidate we develop.

Any product candidate we may develop and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the United States and by comparable authorities in other countries. Any product candidates we develop may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction. Our development programs are early-stage and we have not received approval to market any product candidates from regulatory authorities in any jurisdiction. It is possible that none of the product candidates we are developing or that we may seek to develop in the future will ever obtain regulatory approval. We have no experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs, suppliers, vendors or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the biologic product candidate’s safety, purity, efficacy and potency. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority.

Both in the United States and abroad, the process of obtaining marketing approvals, if approval is obtained at all, is expensive, may take many years, especially if additional clinical trials are required and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

If we experience delays in obtaining approval or if we fail to obtain approval of any product candidates we may develop, the commercial prospects for those product candidates may be harmed, and our ability to generate product revenue will be materially impaired.

Even if we obtain FDA approval of any of our product candidates, we may never obtain approval or commercialize such products outside of the United States, which would limit our ability to realize their full market potential.

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials which would be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our ability to realize the full market potential of our products will be harmed.

Even if a current or future product candidate receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If any current or future product candidate we develop receives marketing approval, whether as a single agent or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current approved immunotherapies, and other cancer treatments like chemotherapy and radiation therapy, are well established in the medical community, and doctors may continue to rely on these therapies. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:

•	efficacy and potential advantages compared to alternative treatments;

•	the ability to offer our products, if approved, for sale at competitive prices;

•	convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support;

•	the ability to obtain sufficient third-party coverage and adequate reimbursement, including with respect to the use of the approved product as a combination therapy;

•	adoption of a companion diagnostic and/or complementary diagnostic; and

•	the prevalence and severity of any side effects.

We are developing a product candidate, and in the future may develop other product candidates, in combination with other therapies, which exposes us to additional risks.

SQZ-PBMC-HPV is being evaluated in a Phase 1 clinical trial to treat HPV16+ tumors as a monotherapy and in combination with Roche’s atezolizumab, a currently approved cancer therapy. In the future, we may develop product candidates to be used with one or more currently approved cancer therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.

We may also evaluate our product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States. We will not be able to market any product candidate we develop in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval.

If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs or revoke their approval of, or if safety, efficacy, manufacturing or supply issues arise with, the drugs we choose to evaluate in combination with any product candidate we develop, we may be unable to obtain approval or subsequent commercial success.

The market opportunities for any current or future product candidate we develop, if and when approved, may be limited to those patients who are ineligible for established therapies or for whom prior therapies have failed, and may be small.

Cancer therapies are sometimes characterized as first-line, second-line or third-line, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. We expect to initially seek approval of our oncology product candidates as a therapy for patients who have received one or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but there is no guarantee that product candidates we develop, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

The number of patients who have the cancers we are targeting may turn out to be lower than expected. Additionally, the potentially addressable patient population for our current programs or future product candidates may be limited, if and when approved. Even if we obtain significant market share for any product candidate, if and when approved, if the potential target populations are small, we may never achieve profitability without obtaining marketing approval for additional indications, including to be used as first- or second-line therapy.

Our investigational products, if approved, may face competition from biosimilars approved through an abbreviated regulatory pathway.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.

We believe that any of our investigational products approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our investigational medicines to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, funding of other government agencies that finance research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics or modifications to approved or licensed biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Additionally, as of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals. On July 16, 2020, the FDA noted that it is continuing to expedite oncology product development with its staff teleworking full-time. However, the FDA may not be able to continue its current pace, and review timelines could be extended. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures or reallocate resources in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Our insurance policies are expensive and protect us only from some business risks, which leaves us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, employment practices liability, property, auto, workers’ compensation, umbrella, and directors’ and officers’ insurance.

Any additional product liability insurance coverage we acquire in the future may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for SQZ-PBMC-HPV, SQZ-AAC-HPV and/or any of our other product candidates, we intend to acquire insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the development and commercialization of any product candidates we develop. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

Operating as a public company has and will continue to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

Our business and operations would suffer in the event of system failures.

Our computer systems, as well as those of our CROs and other contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters (including hurricanes), terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product candidate development programs. For example, the loss of preclinical studies or clinical trial data from completed, ongoing or planned studies or trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of SQZ-PBMC-HPV, SQZ-AAC-HPV or any other product candidate could be delayed.

In the ordinary course of our business, we directly or indirectly collect and store sensitive data, including intellectual property, confidential information, preclinical and clinical trial data, proprietary business information, personal data and personally identifiable health information of our clinical trial subjects and employees, in our data centers and on our networks, or on those of third parties. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or internal bad actors, or breached due to employee error, a technical vulnerability, malfeasance or other disruptions. Although, to our knowledge, we have not experienced any such material security breach to date, any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen.

Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information and significant regulatory penalties, and such an event could disrupt our operations, damage our reputation and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our reputation and delay our clinical development of our product candidates.

Risks Related to Healthcare Laws and Other Legal Compliance Matters

We will be subject to extensive and costly government regulation.

Product candidates employing our technology will be subject to extensive and rigorous domestic government regulation, including regulation by the FDA, the Centers for Medicare & Medicaid Services, or CMS, other divisions of the United States Department of Health and Human Services, the United States Department of Justice, state and local governments, and their respective equivalents outside of the United States. The FDA regulates the research, development, preclinical and clinical testing, manufacture, safety, effectiveness, record-keeping, reporting, labeling, packaging, storage, approval, advertising, promotion, sale, distribution, import and export of pharmaceutical products. If products employing our technologies are marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not they have obtained FDA approval for a given product and its uses. Such foreign regulation may be equally or more demanding than corresponding United States regulation.

Government regulation substantially increases the cost and risk of researching, developing, manufacturing and selling our products. The regulatory review and approval process, which includes preclinical testing and clinical trials of each product candidate, is lengthy, expensive and uncertain. We or our collaborators must obtain and maintain regulatory authorization to conduct preclinical studies and clinical trials. We or our collaborators must obtain regulatory approval for each product we intend to market, and the manufacturing facilities used for the products must be inspected and meet legal requirements. Securing regulatory approval requires the submission of extensive preclinical and clinical data and other supporting information for each proposed therapeutic indication in order to establish the product’s safety and efficacy, potency and purity, for each intended use. The development and approval process takes many years, requires substantial resources, and may never lead to the approval of a product.

Even if we are able to obtain regulatory approval for a particular product, the approval may limit the indicated medical uses for the product, may otherwise limit our ability to promote, sell and distribute the product, may require that we conduct costly post-marketing surveillance, and/or may require that we conduct ongoing post-marketing studies. Material changes to an approved product, such as, for example, manufacturing changes or revised labeling, may require further regulatory review and approval. Once obtained, any approvals may be withdrawn, including, for example, if there is a later discovery of previously unknown problems with the product, such as a previously unknown safety issue.

If we, our collaborators, consultants, CMOs, CROs or other vendors, fail to comply with applicable regulatory requirements at any stage during the regulatory process, such noncompliance could result in, among other things, delays in the approval of applications or supplements to approved applications; refusal of a regulatory authority, including the FDA, to review pending market approval applications or supplements to approved applications; warning letters; fines; import and/or export restrictions; product recalls or seizures; injunctions; total or partial suspension of production; civil penalties; withdrawals of previously approved marketing applications or licenses; recommendations by the FDA or other regulatory authorities against governmental contracts; and/or criminal prosecutions.

Enacted and future healthcare legislation and policies may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and could adversely affect our business.

In the United States, the EU and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could prevent or delay marketing approval of our products in development, restrict or regulate post-approval activities involving any product candidates for which we obtain marketing approval, impact pricing and reimbursement and impact our ability to sell any such products profitably. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. In addition, new regulations and interpretations of existing healthcare statutes and regulations are frequently adopted.

In March 2010, the ACA was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA, those of greatest importance to the pharmaceutical and biotechnology industries include the following:

•

an annual, non-deductible fee payable by any entity that manufactures or imports certain branded prescription drugs and biologic agents (other than those designated as orphan drugs), which is apportioned among these entities according to their market share in certain government healthcare programs;

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and

•

establishment of the Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. By way of example, in 2017, President Trump signed into law federal tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act, which included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On December 14, 2018, the U.S. District Court for the Northern District of Texas ruled that the ACA is unconstitutional in its entirety because the penalty imposed by the individual mandate, which was deemed an integral part of the ACA, was reduced to $0 and effectively nullified by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On November 10, 2020, the United States Supreme Court heard oral argument over the constitutionality of the individual mandate and the fate of the entire ACA. It is unclear how these decisions, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

On June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued that these payments were owed to them. In December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of the federal district court litigation regarding the method CMS uses to determine this risk adjustment. The U.S. Supreme Court reversed the decision of the U.S. Court of Appeals for the Federal Circuit on April 27, 2020. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011 resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, the orphan drug tax credit was reduced as part of a broader tax reform. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other healthcare funding, which could negatively affect our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as outcomes-based reimbursement. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of healthcare and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved.

In markets outside of the United States and the EU, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

In addition, legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA’s regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States, the EU or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory scrutiny and post-marketing requirements.

If one of our product candidates is approved, it will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy, and other post- market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to current good manufacturing practice, or cGMP, regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any approved marketing application. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

We will also have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs and biologics are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products “off-label” for indications or uses for which they do not have approval, though we may share truthful and not misleading information that is otherwise consistent with our product’s FDA approved labeling. The holder of an approved application, such as a BLA, must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling or manufacturing process. We could also be asked to conduct post-marketing clinical studies to verify the safety and efficacy of our products in general or in specific patient subsets. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval or label restrictions.

If the FDA or another regulatory authority discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, such regulatory authorities may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory authority or enforcement authority may, among other things:

•	issue warning letters;

•	impose civil or criminal penalties;

•	suspend or withdraw regulatory approval;

•	suspend any of our clinical trials;

•	refuse to approve pending applications or supplements to approved applications submitted by us;

•	impose restrictions on our operations, including closing our contract manufacturers’ facilities; or

•	seize or detain products, or require a product recall.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may adversely affect our ability to commercialize and generate revenue from our products. If regulatory sanctions are applied or if regulatory approval is withdrawn, our business will be seriously harmed.

Moreover, the policies of the FDA and of other regulatory authorities may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

Our business operations and current and future relationships with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. Such laws include:

•

the U.S. federal Anti-Kickback Statute, which makes it illegal for any person to knowingly and willfully solicit, offer, receive, pay or provide any remuneration (including any kickback, bribe or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

the U.S. federal civil and criminal false claims laws, including the civil FCA, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false, fictitious or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Companies that submit claims directly to payors may also be liable under the FCA for the direct submission of such claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

•

the federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;

•

the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and its implementing regulations, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation; the Federal Food, Drug and Cosmetic Act, or FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;

•

the U.S. Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare providers starting in 2022, and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;

•

federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics to government programs, where reported prices may be used in the calculation of reimbursement and/or discounts on approved products;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;

•

analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

•	similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our relationships with physicians and other healthcare providers, may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment, which could affect our ability to operate our business. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and we are subject to consumer protection laws that regulate our marketing practices and prohibit unfair or deceptive acts or practices. Our actual or perceived failure to comply with such obligations could harm our business.

We are subject to diverse laws and regulations relating to data privacy and security, including, in the United States, HIPAA, and, in the EU and the European Economic Area, or EEA, Regulation 2016/679, known as the GDPR. New privacy rules are being enacted in the United States and globally, and existing ones are being updated and strengthened. For example, on June 28, 2018, California enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Complying with these numerous, complex and often changing regulations is expensive and difficult, and failure to comply with any privacy laws or data security laws or any security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive or confidential patient or consumer information, whether by us, one of our business associates or another third party, could adversely affect our business, financial condition and results of operations, including but not limited to: investigation costs, material fines and penalties; compensatory, special, punitive and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services and/or credit restoration services or other relevant services to impacted individuals; adverse actions against our licenses to do business; and injunctive relief. Furthermore, these rules are constantly changing; for example, the GDPR came into force in May 2018 changing the European regime. Before that, the U.S.-EU Safe Harbor framework was declared invalid in 2015 and replaced with the EU-U.S. Privacy Shield framework, which, along with other methods that permit transfer under European privacy law, are under ongoing review and subject to challenge.

The privacy laws in the EU have been significantly reformed in recent years. On May 25, 2018, the GDPR entered into force and became directly applicable in all EU member states. The GDPR implements more stringent operational requirements than its predecessor legislation. For example, the GDPR requires us to make more detailed disclosures to data subjects, requires disclosure of the legal basis on which we can process personal data, makes it harder for us to obtain valid consent for processing, will require the appointment of data protection officers when sensitive personal data, such as health data, is processed on a large scale, provides more robust rights for data subjects, introduces mandatory data breach notification through the EU, imposes additional obligations on us when contracting with service providers and requires us to adopt appropriate privacy governance, including policies, procedures, training and data audit. If we do not comply with our obligations under the GDPR, we could be exposed to fines of up to the greater of €20 million or up to 4% of our total global annual revenue in the event of a significant breach or non-compliance. In addition, we may be the subject of litigation and/or adverse publicity, which could adversely affect our business, results of operations and financial condition.

We cannot assure you that our third-party service providers with access to our or our customers’, suppliers’, trial patients’ and employees’ personally identifiable and other sensitive or confidential information in relation to which we are responsible will not breach contractual obligations imposed by us, or that they will not experience data security breaches or attempts thereof, which could have a corresponding effect on our business, including putting us in breach of our obligations under privacy laws and regulations and/or which could in turn adversely affect our business, results of operations and financial condition. We cannot assure you that our contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage and transmission of such information.

We face potential liability related to the privacy of health information we obtain from clinical trials sponsored by us.

Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the HITECH. We are not currently classified as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, we may maintain sensitive personally identifiable information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our patient assistance programs. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Our clinical trial programs outside the United States may implicate international data protection laws, including the GDPR and legislation of the EU member states implementing it.

Our activities outside the United States impose additional compliance requirements and generate additional risks of enforcement for noncompliance. Failure by our CROs and other third-party contractors to comply with the strict rules on the transfer of personal data outside of the EU into the United States may result in the imposition of criminal and administrative sanctions on such collaborators, which could adversely affect our business. Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our collection, use and dissemination of individuals’ health information.

Moreover, patients about whom we or our collaborators obtain health information, as well as the providers who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

If we or third-party CMOs, CROs or other contractors or consultants fail to comply with applicable federal, state or local regulatory requirements, we could be subject to a range of regulatory actions that could affect our or our contractors’ ability to develop and commercialize our product candidates and could harm or prevent sales of any affected products that we are able to commercialize, or could substantially increase the costs and expenses of developing, commercializing and marketing our products. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business. Increasing use of social media could give rise to liability, breaches of data security or reputational damage.

We are subject to environmental, health and safety laws and regulations, and we may become exposed to liability and substantial expenses in connection with environmental compliance or remediation activities.

Our operations, including our development, testing and manufacturing activities, are subject to numerous environmental, health and safety laws and regulations. These laws and regulations govern, among other things, the controlled use, handling, release and disposal of and the maintenance of a registry for, hazardous materials and biological materials, such as chemical solvents, human cells, carcinogenic compounds, mutagenic compounds and compounds that have a toxic effect on reproduction, laboratory procedures and exposure to blood-borne pathogens. If we fail to comply with such laws and regulations, we could be subject to fines or other sanctions.

As with other companies engaged in activities similar to ours, we face a risk of environmental liability inherent in our current and historical activities, including liability relating to releases of or exposure to hazardous or biological materials. Environmental, health and safety laws and regulations are becoming more stringent. We may be required to incur substantial expenses in connection with future environmental compliance or remediation activities, in which case, the production efforts of our third-party manufacturers or our development efforts may be interrupted or delayed.

We and our employees are increasingly utilizing social media tools as a means of communication both internally and externally.

Despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is risk that the use of social media by us or our employees to communicate about our product candidates or business may cause us to be found in violation of applicable requirements. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with applicable laws and regulations, our policies and other legal or contractual requirements, which may give rise to regulatory enforcement action, liability, lead to the loss of trade secrets or other intellectual property or result in public exposure of personal information of our employees, clinical trial patients, customers and others. Furthermore, negative posts or comments about us or our product candidates in social media could seriously damage our reputation, brand image and goodwill. Any of these events could have a material adverse effect on our business, prospects, operating results and financial condition and could adversely affect the price of our common stock.

Risks Related to Commercialization

Developments by competitors may render our products or technologies obsolete or non-competitive or may reduce the size of our markets.

Our industry has been characterized by extensive research and development efforts, rapid developments in technologies, intense competition and a strong emphasis on proprietary products. We face potential competition from many different sources, including pharmaceutical, biotechnology and specialty pharmaceutical companies either marketing or developing cell therapies or biologic or small molecule modalities for patients with cancer and other serious diseases. Academic research institutions, governmental agencies and public and private institutions are also potential sources of competitive products and technologies. Our competitors may have or may develop superior technologies or approaches, which may provide them with competitive advantages. Many of these competitors may also have compounds already approved or in development in the therapeutic categories that we are targeting with our current and future product candidates. In addition, many of these competitors, either alone or together with their collaborative partners, may operate larger research and development programs or have substantially greater financial resources than we do, as well as greater experience in:

•	developing product candidates;

•	undertaking preclinical testing and clinical trials;

•	obtaining BLA approval by the FDA;

•	comparable foreign regulatory approvals of product candidates;

•	formulating and manufacturing products; and

•	launching, marketing and selling products.

If these competitors access the marketplace before we do with safer, more effective, or less expensive therapeutics, our product candidates, if approved for commercialization, may not be profitable to sell or worthwhile to continue to develop. Technology in the pharmaceutical industry has undergone rapid and significant change, and we expect that it will continue to do so. Any compounds, products or processes that we develop may become obsolete or uneconomical before we recover any expenses incurred in connection with their development. The success of our product candidates will depend upon factors such as product efficacy, safety, reliability, availability, timing, scope of regulatory approval, acceptance and price, among other things. Other important factors to our success include speed in developing product candidates, completing clinical development and laboratory testing, obtaining regulatory approvals and manufacturing and selling commercial quantities of potential products.

Our product candidates are intended to compete directly or indirectly with existing products and products currently in development. Even if approved and commercialized, our product candidates may fail to achieve market acceptance with hospitals, physicians or patients. Hospitals, physicians or patients may conclude that our potential products are less safe or effective or otherwise less attractive than these existing drugs. If our product candidates do not receive market acceptance for any reason, our revenue potential would be diminished, which would materially adversely affect our ability to become profitable.

Significant competition additionally exists in the treatment of cancer and other serious diseases for which we are developing our cell therapies. We will need to compete with all currently available or future therapies within the indications where our development is focused. SQZ-PBMC-HPV and SQZ-AAC-HPV, if approved and commercialized, will face significant competition with other product candidates for the treatment of HPV+ cancers. While there are currently no FDA-approved therapies that target HPV for HPV+ cancers, there are multiple competing clinical-stage product candidates in development targeting HPV+ cancers. These product candidates include genetically modified T cell therapies in clinical development, peptide vaccines in clinical development, and nucleic acid vaccines in clinical development. Therapies that are not specific to HPV are also being explored and applied to HPV+ tumors, including tumor infiltrating lymphocytes and immune checkpoint inhibitors that are approved for treatment in multiple solid tumors.

In addition, we generally expect to compete with companies using other cell engineering approaches, such as electroporation and viral vectors, including a biotechnology company that is genetically engineering red blood cells, a biotechnology company that is programing hematopoietic cells and other biotechnology companies working on single cell types. In addition, we also expect to compete more generally with companies developing biologic or small molecule modalities.

Many of our competitors have substantially greater capital resources, robust product candidate pipelines, established presence in the market and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. As a result, our competitors may achieve product commercialization or patent protection earlier than we can. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified clinical, regulatory, scientific, sales, marketing and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop or that would render any products that we may develop obsolete or noncompetitive.

The successful commercialization of our product candidates will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate product revenue.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments. The Medicare and Medicaid programs increasingly are used as models in the United States for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. Some third-party payors may require pre-approval of coverage for new or innovative drug therapies before they will reimburse healthcare providers who use such therapies. We cannot predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

Third-party payors increasingly are challenging prices charged for pharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs and biologics when an equivalent generic drug, biosimilar or a less expensive therapy is available. It is possible that a third-party payor may consider our product candidates as substitutable and only offer to reimburse patients for the less expensive product. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Even if we show improved efficacy or improved convenience of administration with our product candidates, pricing of existing third-party therapeutics may limit the amount we will be able to charge for our product candidates. These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in our product candidates. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates and may not be able to obtain a satisfactory financial return on our product candidates.

In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare program is increasingly used as a model for how private and other governmental payors develop their coverage and reimbursement policies for new drugs. However, no uniform policy for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases on short notice, and we believe that changes in these rules and regulations are likely.

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in the EU and other jurisdictions have and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our product candidates may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and biologics and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products.

If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing SQZ-PBMC-HPV, SQZ-AAC-HPV or any of our other product candidates, if approved, and we may not be able to generate any product revenue.

We do not have any infrastructure for the sales, marketing or distribution of our products, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so.

We may build our own focused sales, distribution and marketing infrastructure to market SQZ-PBMC-HPV, SQZ-AAC-HPV and our other product candidates, if approved, in the United States and other markets around the world. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could delay any product launch, which would adversely impact the commercialization of SQZ-PBMC-HPV, SQZ-AAC-HPV or any of our other product candidates, if approved. Additionally, if the commercial launch of SQZ-PBMC-HPV, SQZ-AAC-HPV or any of our other product candidates for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our product candidates on our own include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe our future products;

•

our inability to equip medical and sales personnel with effective materials, including medical and sales literature to help them educate physicians and other healthcare providers regarding applicable diseases and our future products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;

•	our inability to develop or obtain sufficient operational functions to support our commercial activities; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

We may not have the resources in the foreseeable future to allocate to the sales and marketing of SQZ-PBMC-HPV, SQZ-AAC-HPV, any of our other pipeline product candidates or any future product candidates in the United States or in markets outside of the United States. Therefore, our future sales in these markets may largely depend on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in the product and such collaborator’s ability to successfully market and sell the product. For example, in October 2018, we entered into the Roche License and Collaboration Agreement, or the Roche Agreement, under which we are collaborating with Roche in the development and commercialization of certain antigen products, including SQZ-PBMC-HPV, and tumor cell lysate products in accordance with mutually agreed upon collaboration plans.

If we are unable to build our own sales force or access a collaborative relationship for the commercialization of SQZ-PBMC-HPV, SQZ-AAC-HPV or any of our other product candidates, we may be forced to delay the potential commercialization of SQZ-PBMC-HPV, SQZ-AAC-HPV or any of our other product candidates or reduce the scope of our sales or marketing activities for such product candidates. If we elect to increase our expenditures to fund commercialization activities ourselves, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. We could enter into arrangements with collaborative partners at an earlier stage than otherwise would be ideal and we may be required to relinquish rights to any of our product candidates or otherwise agree to terms unfavorable to us, any of which may have an adverse effect on our business, operating results and prospects.

If we are unable to establish adequate sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing SQZ-PBMC-HPV, SQZ-AAC-HPV or any of our other product candidates and may not become profitable and may incur significant additional losses. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

In addition, even if we do establish adequate sales, marketing and distribution capabilities, the progress of general industry trends with respect to pricing models, supply chains and delivery mechanisms, among other things, could deviate from our expectations. If these or other industry trends change in a manner which we do not anticipate or for which we are not prepared, we may not be successful in commercializing our product candidates or become profitable.

Our future growth may depend, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future profitability may depend, in part, on our ability to commercialize our product candidates in foreign markets for which we may rely on collaboration with third parties. We are evaluating the opportunities for the development and commercialization of our product candidates in foreign markets. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the applicable regulatory authority in that foreign market, and we may never receive such regulatory approval for any of our product candidates. To obtain separate regulatory approvals in other countries, we may be required to comply with numerous and varying regulatory requirements of such countries regarding the safety and efficacy of our product candidates and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions. If we obtain approval of our product candidates and ultimately commercialize our product candidates in foreign markets, we would be subject to additional risks and uncertainties, including:

•	our customers’ ability to obtain reimbursement for our product candidates in foreign markets;

•	our inability to directly control commercial activities if we are relying on third parties;

•	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;

•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;

•	import or export licensing requirements;

•	longer accounts receivable collection times;

•	our ability to supply our product candidates on a timely and large-scale basis in local markets;

•	longer lead times for shipping which may necessitate local manufacture of our product candidates;

•	language barriers for technical training and the need for language translations;

•	reduced protection of intellectual property rights in some foreign countries;

•	the existence of additional potentially relevant third-party intellectual property rights;

•	foreign currency exchange rate fluctuations; and

•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

Foreign sales of our product candidates could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs.

If SQZ-PBMC-HPV, SQZ-AAC-HPV or any of our other pipeline product candidates is approved for commercialization, we intend to selectively partner with third parties to market it in certain jurisdictions outside the United States. We expect that we will be subject to additional risks related to international pharmaceutical operations, including:

•	different regulatory requirements for drug approvals and rules governing drug commercialization in foreign countries, including requirements specific to biologics or cell therapy products;

•	reduced protection for intellectual property rights;

•	foreign reimbursement, pricing and insurance regimes;

•	potential noncompliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and similar anti-bribery and anticorruption laws in other jurisdictions; and

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad.

We have no prior experience in these areas. In addition, there are complex regulatory, tax, labor and other legal requirements imposed by both the EU and many of the individual countries in Europe with which we will need to comply. Many U.S.-based biotechnology companies have found the process of marketing their own products in Europe to be very challenging.

Certain legal and political risks are also inherent in foreign operations. There is a risk that foreign governments may nationalize private enterprises in certain countries where we may operate. In certain countries or regions, terrorist activities and the response to such activities may threaten our operations more than in the United States. Social and cultural norms in certain countries may not support compliance with our corporate policies, including those that require compliance with substantive laws and regulations. Also, changes in general economic and political conditions in countries where we may operate are a risk to our financial performance and future growth. Additionally, the need to identify financially and commercially strong partners for commercialization outside the United States who will comply with the high manufacturing and legal and regulatory compliance standards we require is a risk to our financial performance. As we operate our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other related risks. There can be no assurance that the consequences of these and other factors relating to our international operations will not have an adverse effect on our business, financial condition or results of operations.

In some countries, particularly in Europe, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain reimbursement or pricing approval in some countries, we may be required to conduct clinical trials that compare the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

Potential product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization of any products that we may develop.

The use of our product candidates, including SQZ-PBMC-HPV and SQZ-AAC-HPV, in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on products that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs, which may not be covered by insurance. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation and significant negative media attention;

•	withdrawal of participants from our clinical trials;

•	significant costs to defend the related litigation and related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	inability to commercialize SQZ-PBMC-HPV, SQZ-AAC-HPV or any other product candidate;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	decreased demand for SQZ-PBMC-HPV, SQZ-AAC-HPV or any other product candidate, if approved for commercial sale; and

•	loss of revenue.

Risks Related to Our Dependence on Third Parties

The Roche Agreement is important to our business. If we or Roche fail to adequately perform under the Roche Agreement, or if we or Roche terminate the Roche Agreement, the development and commercialization of certain of our product candidates, including our initial product candidate, SQZ-PBMC-HPV, could be materially delayed and our business would be adversely affected.

Under the Roche Agreement, Roche is jointly responsible for the clinical development, with Roche being primarily responsible for the late-stage clinical development, of certain of our product candidates, which includes our initial product candidate, SQZ-PBMC-HPV. We and Roche may be jointly responsible for conducting global clinical studies and coordinating commercial launch activities.

Termination of the Roche Agreement, in whole or in part, could cause significant delays in our development and commercialization efforts for our SQZ APC platform in oncology, including for SQZ-PBMC-HPV. If the Roche Agreement is terminated, we would need to expand our internal capabilities or enter into another agreement to compensate for the loss in funding and clinical development support from Roche. Any suitable alternative agreement would take considerable time to negotiate and could also be on less favorable terms to us. Whether or not we identify another suitable collaborator, we may need to seek additional financing to continue the development of our SQZ APC platform in oncology, including SQZ-PBMC-HPV, or we may be forced to discontinue development of our SQZ APC platform in oncology, including SQZ-PBMC-HPV, either of which could have a material adverse effect on our business.

In addition, under the Roche Agreement, we also agreed to use commercially reasonable efforts to mutually select and generate additional preclinical data on additional antigens other than the HPV targeted SQZ-PBMC-HPV to develop collaboratively. With respect to each mutually selected antigen, we granted Roche an option, exercisable after we supply Roche with a clinical proof of concept for a product containing the antigen, to obtain an exclusive license of our intellectual property to exploit the product worldwide for the treatment of oncologic indications using our SQZ platforms and a microfluidic chip. Roche granted us an option, exercisable with respect to every alternating mutually selected antigen product for which Roche exercises its own option, beginning with the second, to obtain an exclusive license of Roche’s intellectual property to exploit the antigen product in the United States. If we exercise our option to obtain, or if this alternating option structure otherwise results in our obtaining, exclusive licenses with respect to antigen products that we are subsequently unable to exploit or otherwise unsuccessful in developing and commercializing, our business could be materially harmed.

Even if the Roche Agreement is adequately performed by us and Roche, any success of our product candidates subject to the agreement may be obtained at the expense of or to the detriment of our other wholly owned product candidates, which could limit our profitability.

There may be substantial overlap in the addressable market of patients which our product candidates, if approved, would be designed to treat. As a result, in order to reduce an overlap, we may seek to commercialize only certain of our product candidates and may forego commercializing other of our product candidates. Furthermore, such an overlap may exist between certain of our product candidates, including SQZ-PBMC-HPV, that are subject to the Roche Agreement, and other of our product candidates, such as SQZ-AAC-HPV, which are wholly owned. Therefore, even if the Roche Agreement is adequately performed by us and Roche and we are able to successfully commercialize a product candidate, such success may be obtained at the expense of or to the detriment of our other wholly owned product candidates, which could limit our profitability.

We will rely on third parties for the manufacture of raw materials for our research programs, preclinical studies and clinical trials and we do not have long-term contracts with many of these parties. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any therapies that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

Although we currently conduct certain manufacturing operations internally for preclinical studies, we expect to rely on third parties for the manufacture of raw materials for future preclinical and clinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. We do not have a long-term agreement with many of the third-party manufacturers we currently use to provide preclinical and clinical raw materials, and we purchase any required materials on a purchase order basis. Certain of these manufacturers are critical to our production and the loss of these manufacturers to one of our competitors or otherwise, or an inability to obtain quantities at an acceptable cost or quality, could delay, prevent or impair our ability to timely conduct preclinical studies or clinical trials, and would materially and adversely affect our development and commercialization efforts.

The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit a BLA to the FDA. We do not control the manufacturing process of, and are dependent on, third-party manufacturers for compliance with cGMP requirements for manufacture of drug products and other laws and regulations. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities and may limit or restrict our clinical supply of product candidates and ability to supply any approved products to the market. Some of our contract manufacturers may not have produced a commercially approved product and therefore may not have previously obtained the requisite FDA approvals to do so. As such, regulatory authorities may identify compliance gaps or violations in the future, including if and when these contract manufacturers seek approval to manufacture and supply commercial product. In addition, we have limited control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. In addition, we may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms.

Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	failure of third-party manufacturers to comply with regulatory requirements and maintain quality assurance;

•	breach of the manufacturing agreement by the third party;

•	failure to manufacture our product according to our specifications;

•	failure to manufacture our product according to our desired schedule or at all;

•	misappropriation of our proprietary information, including our trade secrets and know-how; and

•	termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval, and any related remedial measures may be costly or time-consuming to implement. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of our product candidates. If our current third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

We do not have multiple sources of supply for some of the components used in SQZ-PBMC-HPV, SQZ-AAC-HPV or any of our other product candidates, nor long-term supply contracts, and certain of our suppliers are critical to our production. If we were to lose a critical supplier, it could have a material adverse effect on our ability to complete the development of SQZ-PBMC-HPV, SQZ-AAC-HPV or any of our other product candidates. If we obtain regulatory approval for SQZ-PBMC-HPV, SQZ-AAC-HPV or any of our other product candidates, we would need to expand the supply of their components in order to commercialize them.

We do not have multiple sources of supply for each of the components used in the manufacturing of SQZ-PBMC-HPV, SQZ-AAC-HPV or any of our other product candidates. We also do not have long-term supply agreements with all of our component suppliers. We may not be able to establish additional sources of supply for our product candidates, or may be unable to do so on acceptable terms. Manufacturing suppliers are subject to cGMP quality and regulatory requirements, covering manufacturing, testing, quality control and record keeping relating to our product candidates and subject to ongoing inspections by applicable regulatory authorities. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions in supply. Manufacturing suppliers are also subject to local, state and federal regulations and licensing requirements. Failure by any of our suppliers to comply with all applicable regulations and requirements may result in long delays and interruptions in supply.

The number of suppliers of the raw material components of our product candidates is limited. In the event it is necessary or desirable to acquire supplies from alternative suppliers, we might not be able to obtain them on commercially reasonable terms, if at all. It could also require significant time and expense to redesign our manufacturing processes to work with another company and redesign of processes can trigger the need for conducting additional studies such as comparability or bridging studies. Additionally, certain of our suppliers are critical to our production, and the loss of these suppliers to one of our competitors or otherwise would materially and adversely affect our development and commercialization efforts.

As part of any marketing approval, regulatory authorities conduct inspections that must be successful prior to the approval of the product. Failure of manufacturing suppliers to successfully complete these regulatory inspections will result in delays. If supply from the approved supplier is interrupted, there could be a significant disruption in commercial supply. An alternative vendor would need to be qualified through a BLA amendment or supplement, which could result in further delay. The FDA or other regulatory authorities outside of the United States may also require additional studies if a new supplier is relied upon for commercial production. Switching vendors may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

If we are unable to obtain the supplies we need at a reasonable price or on a timely basis, it could have a material adverse effect on our ability to complete the development of SQZ-PBMC-HPV, SQZ-AAC-HPV or any of our other product candidates or, if we obtain regulatory approval for SQZ-PBMC-HPV, SQZ-AAC-HPV or any of our other product candidates, to commercialize them.

We rely on third parties to conduct our preclinical studies and clinical trials. Any failure by a third party to conduct the clinical trials according to GCPs and in a timely manner may delay or prevent our ability to seek or obtain regulatory approval for or commercialize our product candidates.

We are dependent on third parties to conduct critical aspects of our preclinical studies and clinical trials, including our ongoing Phase 1 clinical trial for SQZ-PBMC-HPV, and we expect to rely on third parties to conduct future clinical trials and preclinical studies for our other pipeline product candidates. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites.

If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

Any third parties conducting our clinical trials or preclinical studies are not and will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot guarantee that any such CROs, investigators or other third parties will devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, or otherwise performs in a substandard manner, our clinical trials may be extended, delayed or terminated. In addition, many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned, and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any BLA we submit to the FDA. Any such delay or rejection could prevent us from commercializing our product candidates.

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties or do so on commercially reasonable terms. Switching or adding additional CROs, investigators and other third parties involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which could materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, investigators and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

We may collaborate with third parties for the development and commercialization of our candidates. We may not succeed in establishing and maintaining collaborative relationships, which may significantly limit our ability to develop and commercialize our product candidates successfully, if at all.

We may seek collaborative relationships for the development and commercialization of our product candidates. For example, we have entered into a collaborative relationship with Roche regarding the development of our initial product candidate, SQZ-PBMC-HPV. If we enter into any such arrangements with any third parties, we will likely have shared or limited control over the amount and timing of resources that our collaborators dedicate to the development or potential commercialization of any product candidates we may seek to develop with them. Our ability to generate product revenue from these arrangements with commercial entities will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into. Collaborations involving our product candidates pose the following risks to us:

•	collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•

collaborators may not properly obtain, maintain, enforce or defend intellectual property or proprietary rights relating to our product candidates or may use our proprietary information inappropriately or in such a way as to expose us to potential litigation or other intellectual property related proceedings, including proceedings challenging the scope, ownership, validity and enforceability of our intellectual property;

•

collaborators may own or co-own intellectual property covering our product candidates that result from our collaboration with them, and in such cases, we may not have the exclusive right to commercialize such intellectual property or such product candidates;

•	disputes may arise with respect to the ownership of intellectual property developed pursuant to collaborations;

•	we may need the cooperation of our collaborators to enforce or defend any intellectual property we contribute to or that arises out of our collaborations, which may not be provided to us;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

•

disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources;

•

collaborators may decide not to pursue development and commercialization of any product candidates we develop or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors, such as an acquisition that diverts resources or creates competing priorities;

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing;

•

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•	collaborators with marketing and distribution rights to one or more product candidates may not commit sufficient resources to the marketing and distribution of such product candidates;

•	we may lose certain valuable rights under circumstances identified in our collaborations, including if we undergo a change of control;

•	collaborators may undergo a change of control and the new owners may decide to take the collaboration in a direction which is not in our best interest;

•

collaborators may become party to a business combination transaction and the continued pursuit and emphasis on our development or commercialization program by the resulting entity under our existing collaboration could be delayed, diminished or terminated;

•

collaborators may become bankrupt, which may significantly delay our research or development programs, or may cause us to lose access to valuable technology, devices, materials, know-how or intellectual property of the collaborator relating to our product candidates;

•	key personnel at our collaborators may leave, which could negatively impact our ability to productively work with our collaborators;

•	collaborations may require us to incur short- and long-term expenditures, issue securities that dilute our stockholders, or disrupt our management and business;

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates; and

•	collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all.

We may face significant competition in seeking appropriate collaborations. Recent business combinations among biotechnology and pharmaceutical companies have resulted in a reduced number of potential collaborators. In addition, the negotiation process is time-consuming and complex, and we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate or delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop product candidates or bring them to market and generate product revenue.

If we enter into collaborations to develop and potentially commercialize any product candidates, we may not be able to realize the benefit of such transactions if we or our collaborator elect not to exercise the rights granted under the agreement or if we or our collaborator are unable to successfully integrate a product candidate into existing operations and company culture. In addition, if our agreement with any of our collaborators terminates, our access to technology and intellectual property licensed to us by that collaborator may be restricted or terminate entirely, which may delay our continued development of our product candidates utilizing the collaborator’s technology or intellectual property or require us to stop development of those product candidates completely. We may also find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. Any collaborator may also be subject to many of the risks relating to product development, regulatory approval, and commercialization described in this “Risk Factors” section, and any negative impact on our collaborators may adversely affect us.

If we seek, but are not able to establish, collaborations, we may have to alter our development and commercialization plans.

Our product development programs and the potential commercialization of our product candidates will require substantial additional capital. We may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of our product candidates. For example, we have entered into a collaborative relationship with Roche regarding the development of our initial product candidate, SQZ-PBMC-HPV.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or comparable regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of such product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

We may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships with third parties that may not result in the development of commercially viable products or the generation of significant future product revenues.

In the ordinary course of our business, we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances, partnerships or other arrangements to develop new products and to pursue new markets. Proposing, negotiating and implementing collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing, sales, technology or other business resources, may compete with us for these opportunities or arrangements. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant product revenues and could be terminated prior to developing any products.

Additionally, we may not be in a position to exercise sole decision making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our future collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations or the ownership or control of intellectual property developed during the collaboration. If any conflicts arise with any current or future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we may have limited control over the amount and timing of resources that any current or future collaborators devote to our or their future products. Disputes between us and our collaborators may result in litigation or arbitration, which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements will be contractual in nature and will generally be terminable under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium.

If we enter into in-bound intellectual property license agreements, we may not be able to fully protect the licensed intellectual property rights or maintain those licenses. Future licensors could retain the right to prosecute and defend the intellectual property rights licensed to us, in which case we would depend on the ability of our licensors to obtain, maintain and enforce such licensed intellectual property. These licensors may determine not to pursue litigation against other companies or may pursue such litigation less aggressively than we would. If our licensors do not adequately protect such licensed intellectual property, competitors may be able to use such intellectual property and erode or negate any competitive advantage we may have, which could materially harm our business, negatively affect our position in the marketplace, limit our ability to commercialize our products and product candidates and delay or render impossible our achievement of profitability. Further, entering into such license agreements could impose various diligence, commercialization, royalty or other obligations on us. Future licensors may allege that we have breached our license agreement with them, and accordingly seek to terminate our license, which could adversely affect our competitive business position and harm our business prospects.

Data provided by collaborators and others upon which we rely that have not been independently verified could turn out to be false, misleading or incomplete.

We rely on third-party vendors, such as CROs, scientists and collaborators to provide us with significant data and other information related to our projects, preclinical studies or clinical trials and our business. For example, in connection with the clinical development of SQZ-PBMC-HPV, we may rely on data provided by Roche with respect to atezolizumab. If such third parties provide inaccurate, misleading or incomplete data, our business, prospects and results of operations could be materially adversely affected.

Our employees and independent contractors, including principal investigators, CROs, consultants, vendors and any third parties we may engage in connection with research, development, regulatory, manufacturing, quality assurance and other pharmaceutical functions and commercialization may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

Misconduct by our employees and independent contractors, including principal investigators, CROs, consultants, vendors and any third parties we may engage in connection with research, development, regulatory, manufacturing, quality assurance and other pharmaceutical functions and commercialization, could include intentional, reckless or negligent conduct or unauthorized activities that violate: (i) the laws and regulations of the FDA, and other similar regulatory authorities, including those laws that require the reporting of true, complete and accurate information to such authorities; (ii) manufacturing standards; (iii) data privacy, security, fraud and abuse and other healthcare laws and regulations; or (iv) laws that require the reporting of true, complete and accurate financial information and data. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of preclinical studies or clinical trials, creation of fraudulent data in preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. For example, we are currently evaluating certain exploratory preclinical experiments conducted by a former employee based on allegations of potential data integrity concerns. While these preclinical experiments do not relate to our product candidates in clinical trials or those for which we have submitted, or plan to submit, INDs, limited data from these experiments have been published or were incorporated in applications and interim reports for government grants that we have been awarded. We are following the review process required by the administrators of the grants to evaluate this data. While the amount we have received from these grants has not been significant, we are unable to predict the impact this evaluation may have on these grants, including the possibility that we may need to repay the funds we have received. We also intend, as appropriate, to inform the journal in which a portion of the data was published once we have progressed further in our evaluation. We are unable to predict what action, if any, the journal may take or the timing of such action, and we may decide or be asked to update, correct or retract the article in which the data appeared. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, including in connection with the ongoing evaluation described above, and we are not successful in defending ourselves or asserting our rights, those actions could potentially have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, restitution, disgorgements, possible exclusion from participation in Medicare, Medicaid, other U.S. federal healthcare programs or healthcare programs in other jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

If our third-party manufacturers use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials, by our manufacturers. Our manufacturers are subject to federal, state and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. Generally, we do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

Risks Related to Our Intellectual Property

If we are unable to obtain, maintain, enforce and adequately protect our intellectual property rights with respect to our technology and product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully develop and commercialize our technology and product candidates may be adversely affected.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect our intellectual property and prevent others from duplicating SQZ-PBMC-HPV, SQZ-AAC-HPV, any of our other pipeline product candidates and any future product candidates.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal, factual and scientific questions and can be uncertain. It is possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. The patent applications that we own may fail to result in issued patents with claims that cover our product candidates in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue and even if such patents cover our product candidates, third parties may challenge the inventorship, ownership, validity, enforceability or scope of such patents, which may result in such patents being narrowed or invalidated, or being held unenforceable.

Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our claims. In addition, no assurances can be given that third parties will not create new products or methods that achieve similar results without infringing upon our patents. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

If the patent applications we hold with respect to our programs or product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our product candidates, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize future products. Several patent applications covering our product candidates have been filed recently. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patents or whether any issued patents will be found invalid or unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by us could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop.

Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to a product candidate.

Furthermore, if third parties have filed such patent applications before enactment of the Leahy-Smith Act on March 16, 2013, an interference proceeding in the United States can be initiated by a third party to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. In addition, patents have a limited lifespan. In the United States, the expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for the patent covering a product, we may be open to competition from generic competing products.

The issuance of a patent is not conclusive as to its inventorship, ownership, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our product candidate, if approved, or practicing our own patented technology. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is either not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our product candidate discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. If any of our trade secrets are disclosed to a competitor or other third party, we are likely to lose trade secret protection.

Although we require all of our employees and consultants to assign their inventions to us, to the extent that employees or consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Further, although we require that all of our employees, consultants, collaborators, advisors and any third parties who have access to our proprietary know-how, information or technology enter into confidentiality agreements, we cannot provide any assurances that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently discover our trade secrets or develop substantially equivalent information and techniques. Any of these parties may breach these agreements and we may not have adequate remedies for any specific breach. Misappropriation or unauthorized disclosure of our trade secrets or other confidential proprietary information could impair our competitive position and may have a material adverse effect on our business. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. Additionally, if the steps taken to maintain our trade secrets or other confidential proprietary information are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret or other confidential proprietary information.

If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee that we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.

Our commercial success depends in part on our avoiding infringement, or allegations of infringement, of the patents and other proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, reexamination, and inter partes review proceedings before the United States Patent and Trademark Office, or USPTO, and similar proceedings in foreign jurisdictions, such as oppositions before the European Patent Office . Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. Many companies in intellectual property-dependent industries, including the biotechnology and pharmaceutical industries, have employed intellectual property litigation as a means to gain an advantage over their competitors. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Some claimants may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to composition of matter, drug delivery, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. We cannot guarantee that our technologies, products, compositions and their uses do not or will not infringe third-party patent or other intellectual property rights. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates or the use of our product candidates. After issuance, the scope of patent claims remains subject to construction as determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidates. If any third-party patents were held by a court of competent jurisdiction to cover the composition of matter of any of our product candidates, the manufacturing process of any of our product candidates, the method of use for any of our product candidates, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, which may not be available or may not be available on commercially reasonable terms, or until such patents expire.

The legal threshold for initiating litigation or contested proceedings is low, so that even lawsuits or proceedings with a low probability of success might be initiated and require significant resources to defend. Litigation and contested proceedings can also be expensive and time-consuming, and our adversaries in these proceedings may have the ability to dedicate greater resources to prosecuting these legal actions than we can. The risks of being involved in such litigation and proceedings may increase if and as our product candidates near commercialization and as we gain the greater visibility associated with being a public company. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of the merit of such claims. We may not be aware of all intellectual property rights potentially relating to our technology and product candidates and their uses, or we may incorrectly conclude that third party intellectual property is invalid or that our activities and product candidates do not infringe such intellectual property. Thus, we do not know with certainty that our technology and product candidates, or our development and commercialization thereof, do not and will not infringe, misappropriate or otherwise violate any third party’s intellectual property.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates and/or harm our reputation and financial results. Defense of these claims, regardless of their merit, could involve substantial litigation expense and could be a substantial diversion of management and employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products, in the case of claims concerning registered trademarks, rename our product candidates, or obtain one or more licenses from third parties, which may require substantial time and monetary expenditure, and which might be impossible or technically infeasible. Furthermore, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us; alternatively or additionally it could include terms that impede or destroy our ability to compete successfully in the commercial marketplace.

If we are unable to obtain licenses from third parties on commercially reasonable terms or fail to comply with our obligations under such agreements, our business could be harmed.

It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties. If we are unable to license such technology, or if we are forced to license such technology on unfavorable terms, our business could be materially harmed. If we are unable to obtain a necessary license, we may be unable to develop or commercialize the affected product candidates, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales or an obligation on our part to pay royalties and/or other forms of compensation. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us.

If we are unable to obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may be required to expend significant time and resources to redesign our technology, product candidates or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected technology and product candidates, which could harm our business, financial condition, results of operations and prospects significantly.

Additionally, if we fail to comply with our obligations under license agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market, or may be forced to cease developing, manufacturing or marketing, any product that is covered by these agreements or may face other penalties under such agreements. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements, or restrictions on our ability to freely assign or sublicense our rights under such agreements when it is in the interest of our business to do so, may result in our having to negotiate new or reinstated agreements with less favorable terms, cause us to lose our rights under these agreements, including our rights to important intellectual property or technology, or impede, or delay or prohibit the further development or commercialization of one or more product candidates that rely on such agreements.

Although we or our licensors are not currently involved in any relevant litigation, we may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and unsuccessful.

Competitors and other third parties may infringe, misappropriate or otherwise violate our or our licensors’ patents, trademarks, copyrights or other intellectual property. As a result, we or our licensors may need to file infringement, misappropriation or other intellectual property related claims against third parties. It may be difficult to detect infringers who do not advertise the components that are used in their products. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product. To counter infringement or unauthorized use, we may be required to file infringement claims on a country-by-country basis, which can be expensive and time-consuming and divert the time and attention of our management and scientific personnel. There can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded.

Any claims we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe, misappropriate or otherwise violate their intellectual property. In addition, in a patent infringement proceeding, such parties could counterclaim that the patents we or our licensors have asserted are invalid or unenforceable, or both. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may institute such claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). The outcome following legal assertions of invalidity and unenforceability is unpredictable.

In any such proceeding, a court may decide that a patent of ours, or a patent that we in-license, is not valid, is unenforceable and/or is not infringed, or may construe such patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, interpreted narrowly or held unenforceable, could put our patent applications at risk of not issuing, and could limit our ability to assert those patents against those parties or other competitors and curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks, which could materially harm our business and negatively affect our position in the marketplace.

Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Our defense of litigation or interference or derivation proceedings may fail and, even if successful, may result in substantial costs, and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring our product candidates to market.

Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.

Recent patent reform legislation has increased the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, and may diminish the value of patents in general.

As is the case with other biopharmaceutical companies, our commercial success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time-consuming and inherently uncertain. Recent wide-ranging patent reform legislation in the United States, including the Leahy-Smith America Invents Act, or the Leahy-Smith Act, could increase those uncertainties and costs.

The Leahy-Smith Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted and may also affect patent litigation. Under The Leahy-Smith Act, the United States transitioned from a “first-to-invent” to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. This will require us to be cognizant going forward of the time from invention to filing of a patent application and be diligent in filing patent applications, but circumstances could prevent us from promptly filing patent applications on our inventions. The Leahy-Smith Act also enlarged the scope of disclosures that qualify as prior art, and it expanded the scope of procedures that a third party may use to challenge a U.S. patent, including post-grant review and inter partes review procedures. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

In addition, recent court rulings in cases such as Association for Molecular Pathology v. Myriad Genetics, Inc., BRCA1- & BRCA2-Based Hereditary Cancer Test Patent Litigation, and Promega Corp. v. Life Technologies Corp. have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

We may employ individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any of our employee’s former employers or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, or our ability to hire personnel, which, in any case of the foregoing, could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and European and other patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside firm and rely on our outside counsel to pay these fees due to non-U.S. patent agencies. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market, which could have a material adverse effect on our business.

Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court.

If we initiated legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation.

Such mechanisms include re-examination, post-grant review and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates.

The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on one or more of our product candidates. Such a loss of patent protection could have a material adverse impact on our business. A defendant could also challenge our ownership of patents assigned to us. We cannot be certain that a third party would not challenge our rights to these patents and patent applications. Any legal proceeding or enforcement action can also be expensive and time-consuming.

Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time.

The term of any individual patent depends on applicable law in the country where the patent is granted. In the United States, provided all maintenance fees are timely paid, a patent generally has a term of 20 years from its application filing date or earliest claimed non-provisional filing date. Extensions may be available under certain circumstances, but the life of a patent and, correspondingly, the protection it affords is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. For patents that are eligible for extension of patent term, we expect to seek extensions of patent terms in the United States and, if available, in other countries. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). We might not be granted an extension because of, for example, failure to apply within applicable periods, failure to apply prior to the expiration of relevant patents or otherwise failure to satisfy any of the numerous applicable requirements. Moreover, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to obtain approval of competing products following our patent expiration by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. If this were to occur, it could have a material adverse effect on our ability to generate product revenue.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending our intellectual property in all countries throughout the world could be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. Therefore, we may choose not to pursue or maintain protection for certain intellectual property in certain jurisdictions.

In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent such competitors from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuit that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license. In addition, many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties (for example, the patent owner has failed to “work” the invention in that country, or the third party has patented improvements) or limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our trademarks of interest and our business may be adversely affected.

While we seek to protect the trademarks we use in the United States and in other countries, we may be unsuccessful in obtaining registrations and/or otherwise protecting these trademarks. If that were to happen, we may be prevented from using our names, brands and trademarks unless we enter into appropriate royalty, license or coexistence agreements, which may not be available or may not be available on commercially reasonable terms. Over the long term, if we are unable to establish name recognition based on our trademarks, trade names, service marks and domain names, then we may not be able to compete effectively, resulting in a material adverse effect on our business. Our registered or unregistered trademarks or trade names may be challenged, infringed, diluted or declared generic, or determined to be infringing on other marks. We rely on both registration and common law protection for our trademarks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trademarks and trade names similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks. Over the long term, if we are unable to establish name recognition based on our trademarks, then we may not be able to compete effectively and our business may be adversely affected. During trademark registration proceedings, we may receive rejections. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Effective trademark protection may not be available or may not be sought in every country in which our products are made available. Any name we propose to use for our products in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed product names, we may be required to expend significant additional resources in an effort to identify a usable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

If we fail to comply with our obligations in our intellectual property licenses with third parties, or otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business.

We are party to license agreements that impose, and we may enter into additional licensing arrangements with third parties that may impose, diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. Under our existing licensing arrangements, we are obligated to pay royalties based on net sales of product candidates or related technologies to the extent they are covered by the agreements. We are also obligated to make certain milestone and license maintenance fee payments to licensors. If we fail to comply with such obligations under current or future licensing agreements, our counterparties may have the right to terminate these agreements or require us to grant them certain rights. Such an occurrence could materially adversely affect the value of any product candidate that is being developed under such agreement, or for which research, development or commercialization depends on rights licensed to us under such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology, which would have a material adverse effect on our business, financial condition, results of operations and prospects. Disputes which may arise regarding intellectual property subject to a licensing agreement include, but are not limited to:

•	the scope of rights granted under the license agreement and other interpretation related issues;

•	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	the sublicensing of patent and other rights under our collaborative development relationships;

•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

•	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

•	the priority of patented inventions.

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected technology and product candidates, which could have a material adverse effect on our business, financial conditions, results of operations and prospects.

Our current or future licensors may have relied on third-party consultants or collaborators or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents and patent applications we in-license. If other third parties have ownership rights to patents and/or patent applications we in-license, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

In spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize product candidates and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying intellectual property fails to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products and technologies identical to ours. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

Our proprietary rights may not adequately protect our technologies and product candidates, and do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•	others may be able to make products that are the same as or similar to our product candidates but that are not covered by the claims of the patents that we own;

•

others, including inventors or developers of our patented technologies who may become involved with competitors, may independently develop similar technologies that function as alternatives or replacements for any of our technologies without infringing our intellectual property rights;

•	we might not have been the first to conceive and reduce to practice the inventions covered by our patents or patent applications;

•	we might not have been the first to file patent applications covering certain of our patents or patent applications;

•	it is possible that our pending patent applications will not result in issued patents;

•	it is possible that there are prior public disclosures that could invalidate our patents;

•	our issued patents may not provide us with any commercially viable products or competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;

•

the Supreme Court of the United States, other U.S. federal courts, Congress, the USPTO or similar foreign authorities may change the standards of patentability and any such changes could narrow or invalidate, or change the scope of, our or our collaboration partners’ patents;

•	patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time;

•

our competitors might conduct research and development activities in countries where we do not have patent rights, or in countries where research and development safe harbor laws exist, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	ownership, validity or enforceability of our patents or patent applications may be challenged by third parties; and

•	the patents of third parties or pending or future applications of third parties, if issued, may have an adverse effect on our business.

Risks Related to Employee Matters and Managing Growth

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

We expect to experience significant growth over time in the number of our employees and the scope of our operations, particularly in the areas of product candidate development, regulatory and clinical affairs and sales, marketing, manufacturing and distribution. To manage our growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. As we expand our organization, we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow product revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Many of the biotechnology and pharmaceutical companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited.

If we lose key management or scientific personnel, cannot recruit qualified employees, directors, officers or other significant personnel or experience increases in our compensation costs, our business may materially suffer.

We are highly dependent on our management and directors, including our Chief Executive Officer, Armon Sharei, Ph.D., among others. Due to the specialized knowledge each of our officers and key employees possesses with respect to our product candidates and our operations, the loss of service of any of our officers or directors could delay or prevent the successful enrollment and completion of our clinical trials. We carry limited key person life insurance on our Chief Executive Officer, but do not carry key person life insurance on our other officers or directors. In general, the employment arrangements that we have with our executive officers do not prevent them from terminating their employment with us at any time.

In addition, our future success and growth will depend in part on the continued service of our directors, employees and management personnel and our ability to identify, hire and retain additional personnel. If we lose one or more of our executive officers or key employees, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing executive officers and key employees may be difficult or costly and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize product candidates successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or effectively incentivize these additional key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be engaged by entities other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to develop and commercialize product candidates will be limited.

Many of our employees have become or will soon become vested in a substantial amount of our common stock or a number of common stock options. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock, particularly after the expiration of the lock-up agreements entered into in connection with our IPO. Our future success also depends on our ability to continue to attract and retain additional executive officers and other key employees.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to control or significantly influence all matters submitted to stockholders for approval.

Our executive officers, directors and stockholders who hold more than 5% of our outstanding common stock, in the aggregate, hold shares representing approximately 42.2% of our outstanding voting stock. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 4, 2020, we had 24,716,974 shares of common stock outstanding. Of these shares, 19,643,445 are currently restricted as a result of securities laws or lock-up agreements entered into in connection with our IPO (which may be waived, with or without notice, by BofA Securities, Inc. and Evercore Group L.L.C.) but will become eligible to be sold at various times beginning 180 days after our IPO, unless held by one of our affiliates, in which case the resale of those securities will be subject to volume limitations under Rule 144 of the Securities Act, or Rule 144. Moreover, holders of an aggregate of 17,448,764 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the stockholders’ agreement between us and such holders. We have also registered all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements referred to above.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the closing of our IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in the previous three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•	reduced disclosure obligations regarding executive compensation;

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved; and

•

an exemption from compliance with the requirements of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the financial statements.

We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile.

We are a “smaller reporting company” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are considered a “smaller reporting company.” We are therefore entitled to rely on certain reduced disclosure requirements for as long as we remain a smaller reporting company, such as an exemption from providing selected financial data and executive compensation information. In addition, for as long as we are a smaller reporting company with less than $100 million in annual revenue, we would be exempt from the requirement to obtain an external audit on the effectiveness of internal control over financial reporting provided in Section 404(b) of the Sarbanes-Oxley Act. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock prices may be more volatile.

Provisions in our restated certificate of incorporation and restated bylaws and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our restated certificate of incorporation and our restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions include those establishing:

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•

the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from filling vacancies on our board of directors;

•

the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;

•

the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our restated certificate of incorporation regarding the election and removal of directors;

•

the required approval of the holders of at least two-thirds of the shares entitled to vote thereon to (i) effect a reorganization, recapitalization, share exchange, share classification, consolidation, conversion or merger, (ii) sell, lease, exchange, transfer or otherwise dispose of all or substantially all of our assets, or (iii) dissolve our company or revoke a dissolution of our company;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•

the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•

advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Our restated certificate of incorporation designates specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our restated certificate of incorporation specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving claims brought against us by stockholders; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Securities Act, the Exchange Act, the rules and regulations thereunder or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our restated certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our restated certificate of incorporation described above.

We believe these provisions benefit us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes and in the application of the Securities Act by federal judges, as applicable, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, the provision may have the effect of discouraging lawsuits against our directors, officers, employees and agents as it may limit any stockholder’s ability to bring a claim in a judicial forum that such stockholder finds favorable for disputes with us or our directors, officers, employees or agents. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our restated certificate of incorporation to be inapplicable or unenforceable in such action. If a court were to find the choice of forum provision contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Our ability to use our net operating losses and research and development credits to offset future taxable income may be subject to certain limitations.

As of December 31, 2019, we had U.S. federal net operating loss carryforwards, or NOLs, of $33.3 million, which may be available to offset future taxable income, if any, of which $11.7 million begin to expire in 2035 and of which $21.6 million do not expire but are (for taxable years beginning after December 31, 2020) generally limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2019, we had state NOLs of $33.1 million, which may be available to offset future taxable income, if any, and begin to expire in 2035. As of December 31, 2019, we also had federal and state research and development credit carryforwards of $4.4 million and $2.5 million, respectively, each of which begin to expire in 2034. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and its research and development credit carryforwards to offset future taxable income. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Sections 382 and 383 of the Code. For these reasons, we may not be able to utilize a material portion of the NOLs or research and development credit carryforwards even if we attain profitability.

General Risk Factors

An active trading market for our common stock may not develop.

It is possible that an active trading market for our shares may not be sustained, which may make it difficult for you to sell your shares without depressing the market price for the shares, or at all. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration.

The market price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for it. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;

•	actual or expected changes in our growth rate relative to our competitors;

•	results of clinical trials of our product candidates or those of our competitors;

•	unanticipated serious safety concerns related to the use of our product candidates;

•	developments related to our existing or any future collaborations;

•	developments concerning our manufacturers;

•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;

•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;

•	regulatory or legal developments in the United States and other countries;

•	development of third-party product candidates that may address our markets and make our product candidates less attractive;

•	changes in physician, hospital or healthcare provider practices that may make our product candidates less useful;

•	announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;

•	changes in accounting practices;

•	ineffectiveness of our internal controls;

•	significant lawsuits, including patent or stockholder litigation;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

•	actual or expected changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q.

If we fail to maintain effective internal control over financial reporting and effective disclosure controls and procedures, we may not be able to accurately report our financial results in a timely manner or prevent fraud, which may adversely affect investor confidence in our company.

We are a public company required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Although we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC. As an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event material weaknesses have been identified in our internal control over financial reporting.

To comply with the requirements of being a public company, we have undertaken and will undertake additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. In addition, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal controls over financial reporting or we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports. As a result, the market price of our common stock could be materially adversely affected.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We have refined our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Because we do not anticipate paying any cash dividends on our common shares in the foreseeable future, capital appreciation, if any, would be your sole source of gain.

We have never declared or paid any cash dividends on our common shares. We currently anticipate that we will retain all available funds and future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of our common shares would be your sole source of gain on an investment in our common shares for the foreseeable future.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses will increase after we are no longer an emerging growth company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of New York Stock Exchange and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. For example, operating as a public company has made and will continue to make it more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, in our second annual report due to be filed with the SEC as a public company, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. We may discover significant deficiencies or material weaknesses in our internal control over financial reporting, which we may not successfully remediate on a timely basis or at all. Any failure to remediate any significant deficiencies or material weaknesses identified by us or to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

If securities or industry analysts do not continue to publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline, even if our business is doing well.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If no or few securities or industry analysts continue coverage of us, the trading price for our stock would be negatively impacted. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our target preclinical studies or clinical trials and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We or the third parties upon whom we depend may be adversely affected by natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities on which we rely, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. For example, following Hurricane Maria, shortages in production and delays in a number of medical supplies produced in Puerto Rico resulted, and any similar interruption due to a natural disaster affecting us or any of our third-party manufacturers could materially delay our operations.

Litigation against us could be costly and time-consuming to defend and could result in additional liabilities.

We may from time to time be subject to legal proceedings and claims that arise in the ordinary course of business or otherwise, such as claims brought by our customers in connection with commercial disputes and employment claims made by our current or former employees. Claims may also be asserted by or on behalf of a variety of other parties, including government agencies, patients or vendors of our customers, or stockholders.

Any litigation involving us may result in substantial costs, operationally restrict our business, and may divert management’s attention and resources, which may seriously harm our business, overall financial condition and results of operations. Insurance may not cover existing or future claims, be sufficient to fully compensate us for one or more of such claims, or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby adversely impacting our results of operations and resulting in a reduction in the trading price of our stock.

We may engage in acquisitions or strategic partnerships that could disrupt our business, cause dilution to our stockholders, reduce our financial resources, cause or to incur debt or assume contingent liabilities, and subject us to other risks.

In the future, we may enter into transactions to acquire other businesses, products or technologies or enter into strategic partnerships, including licensing. If we do identify suitable acquisition or partnership candidates, we may not be able to make such acquisitions or partnerships on favorable terms, or at all. Any acquisitions or partnerships we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue our common stock or other equity securities to the stockholders of the acquired company, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business or partnership that are not covered by the indemnification we may obtain from the seller or our partner. In addition, we may not be able to successfully integrate any acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Acquisitions or partnerships may also divert management attention from day-to-day responsibilities, lead to a loss of key personnel, increase our expenses and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future acquisitions or partnerships or the effect that any such transactions might have on our operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 29, 2020, the SEC declared effective our registration statement on Form S-1 (File No. 333-249422), as amended, filed in connection with our IPO, or the Registration Statement. Pursuant to the Registration Statement, we registered the offer and sale of 5,073,529 shares of our common stock with a proposed maximum aggregate offering price of approximately $91.3 million. BofA Securities, Inc., Evercore Group L.L.C., Stifel, Nicolaus & Company, Incorporated and BTIG LLC acted as representatives of the underwriters for the offering. On November 3, 2020, we issued and sold 4,411,765 shares of our common stock at a price to the public of $16.00 per share. Upon completion of the IPO on November 3, 2020, we received net proceeds of approximately $65.6 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which are estimated to be $2.8 million. On November 12, 2020, in connection with the full exercise of the over-allotment option granted to the underwriters of our IPO, we issued and sold 661,764 additional shares of common stock at a price of $16.00 per share, generating additional net proceeds of $9.8 million after deducting underwriting discounts of $0.7 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

The offering terminated after the sale of all securities registered pursuant to the Registration Statement. Net proceeds of approximately $72.5 million have been invested in money market funds. There has been no material change in the expected use of the net proceeds from our IPO as described in the Prospectus.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation of SQZ Biotechnologies Company	8-K	001-39662	3.1	11/04/2020

3.2	Amended and Restated Bylaws of SQZ Biotechnologies Company	8-K	001-39662	3.2	11/04/2020

4.1	Amended and Restated Investors’ Rights Agreement, dated as of December 19, 2019, as amended	S-1/A	333-249422	4.1	10/26/2020

4.2	Specimen Common Stock Certificate	S-1/A	333-249422	4.2	10/26/2020

10.1	2020 Incentive Award Plan and form of agreements thereunder	S-8	333-249774	99.2	10/30/2020

10.2	Non-Employee Director Compensation Program	S-1/A	333-249422	10.3	10/26/2020

10.3	2020 Employee Stock Purchase Plan	S-8	333-249774	99.3	10/30/2020

10.4	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-249422	10.5	10/26/2020

10.5	Employment Agreement between SQZ Biotechnologies Company and Teri Loxam, dated October 23, 2020	S-1/A	333-249422	10.12	10/26/2020

10.6	Employment Agreement between SQZ Biotechnologies Company and Oliver Rosen, M.D., dated October 23, 2020	S-1/A	333-249422	10.13	10/26/2020

10.7	Employment Agreement between SQZ Biotechnologies Company and Armon Sharei, Ph.D., dated October 23, 2020	S-1/A	333-249422	10.14	10/26/2020

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*	*

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SQZ Biotechnologies Company

Date: December 10, 2020	By:	/s/ Armon Sharei, Ph.D.
Armon Sharei, Ph.D.
President and Chief Executive Officer

Date: December 10, 2020	By:	/s/ Teri Loxam
Teri Loxam
Chief Financial Officer