Form 10-K
period 2020-12-31
SQZ Biotechnologies Co
filed 2021-03-18
CIK 1604477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39662

SQZ BIOTECHNOLOGIES COMPANY

(Exact name of Registrant as specified in its Charter)

Delaware	46-2431115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 Arsenal Yards Blvd, Suite 210 Watertown, MA	02472
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 758-8672

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	SQZ	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The Registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and therefore cannot calculate the aggregate market value of the voting and non-voting common equity held by non-affiliates as of such date.

The number of shares of Registrant’s common stock outstanding as of March 11, 2021 was 27,869,821.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Registrant’s 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the end of the Registrant’s fiscal year ended December 31, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Annual Report, including without limitation statements regarding our plans to develop, manufacture and commercialize our product candidates, the timing or outcome of our ongoing or planned clinical trials for SQZ-PBMC-HPV, SQZ-AAC-HPV, any of our other pipeline product candidates and any future product candidates, the clinical utility of our product candidates, the anticipated impact of the COVID-19 pandemic on our business and operations, including manufacturing, research and development, clinical trials and employees, our cash needs and availability, and the plans and objectives of management for future operations, are forward-looking statements.

The forward-looking statements in this Annual Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, those described in the sections of this Annual Report entitled “Summary Risk Factors,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

SUMMARY RISK FACTORS

We are subject to numerous risks and uncertainties, including those further described below in the section entitled “Risk Factors” in this Annual Report on Form 10-K, that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could materially adversely affect our business, financial conditions, results of operations, future growth prospects, or cause a decline in the price of our common stock:

•

we have a limited operating history and no history of commercializing cell therapy products, which may make it difficult to evaluate the success of our business to date and to assess the prospects for our future viability;

•

we have incurred significant losses since inception and expect to incur significant additional losses for the foreseeable future, and we have no products that have generated any commercial revenue and we may never achieve or maintain profitability;

•

we will continue to need significant additional funding in order to complete development of and obtain regulatory approval for our product candidates and commercialize our products, if approved, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts;

•

the COVID-19 pandemic has impacted, and likely will continue to impact, our operations and clinical trial execution and may materially and adversely affect our business and financial results in the future;

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

•

preclinical and clinical development are lengthy and uncertain, and our preclinical programs or development candidates may be delayed or terminated, or may never advance to the clinic or commercialization, any of which may affect our ability to obtain funding and may have a material adverse impact on our platforms or our business;

•	our product candidates are based on a novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval, if at all;
•	we are subject to extensive and costly government regulation;
•

enacted and future healthcare legislation and policies may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and could adversely affect our business;

•	developments by competitors may render our products or technologies obsolete or non-competitive or may reduce the size of our markets;
•	our reliance on third parties for the manufacture of raw materials and product candidates for our research programs, preclinical studies and clinical trials;
•

the Roche Agreement is important to our business, and if we or Roche fail to adequately perform under the Roche Agreement, or if we or Roche terminate the Roche Agreement, the development and commercialization of certain of our product candidates could be materially delayed and our business would be adversely affected;

•

we do not have multiple sources of supply for some of the components used in our product candidates, nor long-term supply contracts, and certain of our suppliers are critical to our production; if we were to lose a supplier, it could have a material adverse effect on our ability to complete the development of SQZ-PBMC-HPV, SQZ-AAC-HPV or any of our other product candidates;

•

if we are unable to obtain, maintain, enforce and adequately protect our intellectual property rights with respect to our technology and product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully develop and commercialize our technology and product candidates may be adversely affected; and

•

if we lose key management or scientific personnel, cannot recruit qualified employees, directors, officers or other significant personnel or experience increases in our compensation costs, our business may materially suffer.

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company developing transformative cell therapies for patients with cancer, infectious diseases and other serious conditions. We use our proprietary technology, Cell Squeeze, to physically squeeze cells through a microfluidic chip, temporarily opening the cell membrane and enabling biologic material of interest, or cargo, to diffuse into the cell. This technology allows us to create a broad pipeline of product candidates for different diseases. We believe our Cell Squeeze technology has the potential to create well-tolerated cell therapies that can provide therapeutic benefit for patients. Our potential benefits include accelerated timelines with production time under 24 hours, compared to four to six weeks for other existing cell therapies, improved patient experience by eliminating the need for pre-conditioning or lengthy hospital stays, reduced toxicity concerns by leveraging physiological mechanisms, and broadened therapeutic impact. Our goal is to use the SQZ approach to establish a new paradigm for cell therapies. We are using Cell Squeeze to create multiple cell therapy platforms focused on directing specific immune responses. Our most advanced platform in development, SQZ Antigen Presenting Cells, or SQZ APCs, is currently in a Phase 1 trial in HPV+ tumors. Our additional platforms currently in development are SQZ Activating Antigen Carriers, or SQZ AACs, for which an investigational new drug application, or IND, was cleared by the U.S. Food and Drug Administration, or FDA, in January 2021 for SQZ-AAC-HPV, a cell therapy candidate generated from red blood cells engineered with tumor-specific antigen to treat HPV+ tumors, and SQZ Tolerizing Antigen Carriers, or SQZ TACs. We are leveraging each of these platforms to create differentiated product candidates that have applicability across multiple disease areas.

Our SQZ APC platform is focused on generating robust CD8+ T cell (CD8, CD8 T cell) responses, which are known to be critical to powerful immune responses. We believe that the keys to driving responses are the quantity, quality and specificity of the CD8+ T cells that are generated. In preclinical studies, the SQZ APC platform has shown approximately 1,000 times more efficient CD8+ T cell activation compared to other cancer vaccine approaches and has also shown that these T cells are specific to the target antigen. SQZ APCs have shown encouraging anti-tumor activity and the ability to elicit protective memory preclinically, indications of the quality of the CD8+ T cells produced. We have also shown in preclinical studies the ability of SQZ APCs to elicit specific immune responses for multiple target antigens, including highly immunogenic (HPV) and less immunogenic (mutant KRAS) antigens.

Our lead product candidate, SQZ-PBMC-HPV, from our SQZ APC platform, is a targeted cancer vaccine that has been designed to generate antigen-specific CD8 T cell responses to attack HPV+ tumors. We believe there remains significant unmet need in HPV+ cancers, with over 630,000 new cases every year globally.

We are evaluating SQZ-PBMC-HPV in a Phase 1 clinical trial as a monotherapy and in combination with other immuno-oncology agents for the treatment of HPV16+ advanced or metastatic solid tumors, including cervical, head-and-neck, anal, penile, vulvar and vaginal cancer. The primary objectives of the trial are to evaluate safety and tolerability and to determine the maximum tolerated dose, if any, or maximum administered dose and to define a dose for the expansion cohort and future trials. We are currently enrolling patients in the monotherapy portion of the trial, which includes multiple cohorts of different doses and dosing schedules. As of December 31, 2020, we had dosed 12 patients. This includes three patients in the low-dose monotherapy cohort, five patients in the high-dose monotherapy cohort, and four patients in a high-dose, double-priming monotherapy cohort. We expect to initiate the combination portion of the trial in mid-2021 and anticipate data from combination cohorts in 2022. The total number of patients enrolled will depend on safety and observed immunogenic effects. We can expand the trial to treat additional monotherapy or combination cohorts of patients or expand cohorts that show clinical benefit. If we expand the trial, we may enroll up to a total of 200 patients. Unlike certain other oncology cell therapies, patients in the clinical trial receive no pre-conditioning, and we plan for the treatment to be administered without post-treatment hospitalization. There had been no treatment-related grade 3 or higher adverse events and no dose limiting toxicities, or DLTs, observed as of December 31, 2020. All doses in the trial have been manufactured in under 24 hours and each patient had successful manufacturing of their SQZ APCs. We are encouraged by the safety data and manufacturing we have seen to date as well as the initial biomarker data from the low-dose cohort, which showed early signs of intratumoral immune activity. We expect to present more comprehensive biomarker data from patients in the monotherapy cohorts at a scientific conference in mid-2021.

The SQZ APC platform for oncology is being developed as a part of our collaboration with Roche, a relationship that began in 2015 and was subsequently expanded in 2018 to include a broader cell source to create SQZ APCs, and co-development and co-commercialization terms. The 2018 expanded collaboration agreement includes $125 million in upfront payments and near-term milestone payments, significant cost sharing, royalties, and over $1 billion in potential future payments upon the achievement of specified development, regulatory and sales milestones. The timing of these future milestone payments will depend on the clinical development and commercialization of our SQZ APC product candidates, and we may not receive any or all of these milestone payments. To date, we have received $94 million in upfront and near-term milestone payments from our collaboration agreements with Roche, of which $75 million was received under the 2018 expanded collaboration. Our collaboration with Roche provides us with access to many potential combination drugs, including their PD-L1 drug, atezolizumab. See “—Collaboration, Research and License Agreements—Roche Collaboration.”

Beyond oncology, we are also applying the SQZ APC platform to infectious diseases. As with SQZ APCs for oncology, this approach has the potential to induce an endogenous CD8 T cell-driven immune response targeted against a pathogen of interest, in both prophylactic and therapeutic patient settings. In preclinical studies, we have observed SQZ APCs’ ability to generate responses against multiple infectious disease antigens, including hepatitis B virus, or HBV, cytomegalovirus, or CMV, influenza A and simian immunodeficiency virus, or SIV, the non-human primate form of human immunodeficiency virus, or HIV. We expect to submit our first IND to the FDA from the infectious disease platform in 2022 for the treatment of HBV. While we are initially developing this platform to potentially provide a curative vaccine for chronic diseases, we believe the SQZ-APC approach could also enable rapid response vaccines in the face of seasonal or new emerging outbreaks.

Our second oncology platform, SQZ AACs, applies our Cell Squeeze technology to create Antigen Carriers from red blood cells (RBCs). SQZ AACs then leverage a similar process to eryptosis, the natural clearing of aged RBCs, in order to drive powerful activation of patients’ endogenous T cells. Our first SQZ AAC IND in oncology for HPV+ tumors was cleared by the FDA in January 2021 and we expect initial monotherapy data in house by the end of 2021. While our first product candidate from our SQZ AAC platform is autologous, meaning it uses a patient’s own red blood cells, we believe an allogeneic approach is possible in the future, allowing us to potentially create off-the-shelf therapeutics. Our second preclinical product candidate for our SQZ AAC platform targets specific oncogenic KRAS mutations, which are found in approximately 30% of all human cancers in the United States. Historically, targeting mutant KRAS proteins with small molecules has been challenging due to a lack of “druggable” binding pockets. Recently, selective third-party inhibitors of certain KRAS mutations, namely G12C, have demonstrated encouraging preliminary anti-tumor effects, providing clinical validation for targeting mutant KRAS for the treatment of cancer. However, the majority of KRAS mutations remain out of reach for small molecules. In preclinical studies, we have been able to elicit responses to KRAS G12D and G12V mutations with our cellular vaccine platforms, which together represent over 50% of KRAS mutations, four times that of G12C. There are approximately 100,000 patients per year in the United States with KRAS G12D and G12V mutations across multiple tumor types, including pancreatic, colorectal and some lung cancers. We plan to submit an IND for SQZ AACs to treat KRAS-mutated tumors in 2022.

Our third platform, SQZ TACs, applies our Cell Squeeze technology to create Antigen Carriers that leverage a similar cell clearance process as SQZ AACs but as an approach for generating immune tolerance. In preclinical models, we have shown the capability to increase regulatory T cells, which suppress the immune system, and shut down other immune stimulatory drivers such as effector T cells and antibody responses. The SQZ TAC platform is potentially applicable to many autoimmune diseases, such as type 1 diabetes and celiac disease, as well as other applications with unwanted immune responses, such as antibody responses against biologics or gene therapy vectors. We plan to select a first indication and initiate IND-enabling studies with SQZ TACs in 2021.

 Our Product Pipeline

*

Pursuant to a license and collaboration agreement in oncology, we and Roche alternate U.S. commercial rights for each APC oncology product developed. It has not yet been determined whether we or Roche will have U.S. commercial rights for SQZ-PBMC-HPV. We maintain commercial rights for APCs outside of oncology. For a detailed description of the collaboration agreement with Roche, see “—Collaboration, Research and License Agreements—Roche Collaboration.”

**	The JDRF T1D Fund has provided equity investments to help progress the T1D program.

We believe product candidates from our SQZ platforms could offer meaningful benefits for patients by providing potential efficacy and safety, as well as a better patient experience compared to existing cell therapies. Recently approved cell therapies have advanced the treatment paradigm in disease areas such as cancer; however, many treatments remain challenged by various factors, including limited therapeutic applicability, a burdensome patient experience, such as pre-conditioning and hospitalization, as well as manufacturing, operational, and scaling challenges. We believe the current SQZ platforms and the future evolution of our platforms can offer many advantages over existing cell therapy approaches. Some of these advantages are outlined in the graphic below.

Company History

Our founder and Chief Executive Officer, Dr. Armon Sharei, is the lead inventor of Cell Squeeze, which is based on his team’s work in the laboratories of Dr. Klavs Jensen and Dr. Robert Langer at the Massachusetts Institute of Technology. In a series of experiments with a complex, high-pressure, fluid-jet delivery system, the team discovered that simple, rapid, mechanical deformation of cells enables intracellular delivery of biomaterials. The team created the SQZ microfluidic chip specifically designed to exploit this phenomenon. Through collaboration with leading scientists in the immunology and regenerative medicine fields, the team discovered the process’ novel capabilities and potential for significant impact through robust engineering of cell therapies. SQZ Biotechnologies was founded with the goal of realizing the broad potential of this technology and establishing a new paradigm for cell therapies as effective, safe treatments to impact the lives of patients around the world.

SQZ Strategy

Our goal is to build a fully integrated cell therapy company leveraging the Cell Squeeze technology to develop differentiated, transformative product candidates for patients across a broad range of disease areas. To enable a future with impactful SQZ cell therapy products as a compelling early-line treatment option for patients, we are executing a strategy with the following key elements:

∎

Advance our lead product candidate, SQZ-PBMC-HPV, in HPV16+ tumors through clinical development.    SQZ-PBMC-HPV, the first implementation of our SQZ APC platform, is engineered by squeezing a patient’s own peripheral blood mononuclear cells, or PBMCs, with defined HPV16+ tumor antigens to create tumor-targeted APCs. SQZ-PBMC-HPV is designed to induce robust endogenous CD8+ T cell activation against HPV+ cancer cells. In collaboration with Roche, we are evaluating SQZ-PBMC-HPV in a Phase 1 clinical trial for the treatment of patients with HPV16+ advanced or metastatic solid tumors. The trial is designed with monotherapy and combination therapy cohorts. We are currently dosing patients in the monotherapy cohorts and expect to present more comprehensive biomarker data from patients in the monotherapy cohorts at a scientific conference in mid-2021.

∎

Enhance the SQZ APC platform by incorporating additional functionality and making it applicable to a broader patient population.    We are encouraged by initial observations and progress in the ongoing Phase 1 trial of SQZ-PBMC-HPV in HPV+ tumors. Our enhanced APC (or eAPC) program is designed to build on this progress by leveraging the cargo flexibility of the Cell Squeeze technology to create next generation product candidates. There are multiple signals that contribute to effective CD8+ T cell activation. We are designing our eAPCs using multiple mRNA cargos to potentially enhance signals 2 & 3, as well as to prolong antigen presentation and remove HLA restrictions potentially improving on signal 1. The eAPC platform advancements would be potentially applicable across future oncology and infectious disease products. We plan to report preclinical data from our next-generation SQZ APCs at a scientific meeting in the first half of 2021 and plan to submit an IND for this program to the FDA by the end of 2021.

∎

Broaden our oncology pipeline through the development of SQZ AACs.    The Cell Squeeze technology enables us to utilize a wide range of cell types and antigens to create novel cell therapy candidates. In addition to our SQZ APC oncology platform, we are focused on expanding our oncology pipeline using our wholly owned SQZ AAC platform. Our first SQZ AAC IND in oncology to treat HPV+ tumors was cleared by the FDA in January 2021. We are also developing product candidates using other tumor antigens, such as mutant KRAS. We have generated preclinical data from our SQZ APC and AAC programs that showed our ability to generate robust CD8+ T cell responses with multiple tumor antigens. We are conducting preclinical studies on our SQZ AAC program, targeting KRAS G12D and G12V mutations. There are approximately 100,000 patients per year in the United States with KRAS G12D and G12V mutations across multiple tumor types, including pancreatic, colorectal and some lung cancers. We plan to submit an IND to the FDA in 2022 for SQZ AACs to treat KRAS-mutated tumors.

∎

Progress our infectious disease pipeline into clinical development.    We are leveraging our progress with SQZ APCs in oncology to expand into infectious diseases. For infectious disease, we are developing SQZ APCs with pathogen-specific antigens to generate targeted immune responses. We have generated preclinical data for SQZ APCs targeting HBV, CMV, SIV and influenza that demonstrated SQZ APCs’ ability to generate robust CD8+ T cell responses across multiple targets. We plan to initially develop SQZ APCs for chronic infectious diseases and expect to submit our first IND to the FDA from the infectious disease platform in 2022 for the treatment of HBV. While we are initially developing this platform to develop a potentially curative vaccine for chronic diseases, we believe the SQZ APC approach could also enable rapid response vaccines in the face of seasonal or new emerging outbreaks.

∎

Utilize our SQZ TAC platform to address autoimmune and other diseases.    We are developing our SQZ TAC platform, which leverages antigen presentation to create immune tolerance, in multiple indications. Our approach is focused on generating antigen-specific tolerance and exploring the potential of TACs to treat multiple diseases. We believe the SQZ TAC platform is potentially applicable to many autoimmune diseases, such as type 1 diabetes and celiac disease, as well as other applications with unwanted immune responses, such as antibody responses against biologics or gene therapy vectors. We plan to select an indication and execute IND-enabling studies for our first application with the TAC platform in 2021.

∎

Invest in our manufacturing capabilities and advance our point-of-care system.    We have developed a proprietary, rapid and cost-efficient central cGMP manufacturing process for our product candidates, which is a critical driver of our long-term success. The system we have created is applicable across all of our SQZ platforms with minor customization changes. The production time for our lead product candidates, SQZ-PBMC-HPV and SQZ-AAC-HPV, are under 24 hours with a vein-to-vein time of approximately one week. We plan to continue to invest resources to refine our existing manufacturing process with the goal of further reducing manufacturing time and cost. We are also developing a point-of-care system that could generate doses at the treatment center, thus creating a better patient experience. We anticipate the initial prototype of the point-of-care system will begin non-clinical tests in the second half of 2021.
∎

Opportunistically collaborate with strategic partners to realize the full potential of the Cell Squeeze technology.    While we intend to establish our own fully integrated internal capabilities to develop and commercialize our product candidates, we may selectively pursue and form strategic collaborations or partnerships in order to accelerate our development timelines, broaden the therapeutic reach of our SQZ platforms and maximize the full potential of the Cell Squeeze technology.

SQZ Technology

Generating cell therapy candidates with the Cell Squeeze technology is simple, as illustrated below: we physically squeeze cells at high speeds through a microfluidic constriction to temporarily disrupt the cell membrane and enable the target cargo to enter directly into the cytosol. The elegance of our system enables us to process over 10 billion patient cells per minute at current clinical scale and introduce virtually any cargo of interest into any cell type to create what we believe to be an unprecedented range of potential therapeutics. Our unique technology and its products are covered by over 30 patent families.

SQZ Differentiation

Limitations of Current Cell Therapies

Recently approved cell therapies have advanced the cancer treatment paradigm in certain therapeutic applications; however, efforts to expand into new disease areas have been constrained due to the limitations of cell-engineering approaches, such as lengthy and expensive manufacturing, overall patient safety and efficacy concerns, and limited biological applicability beyond initial indications.

Breadth of Impact

∎

Limited therapeutic applications.    Electroporation and viral techniques, the most commonly used methods for engineering cell therapies, are limited in both the diversity of cargo that can be introduced into cells and the cell types that can be manipulated. Both these techniques are primarily suitable for delivering nucleic acids into certain cell types and have difficulty delivering other materials, such as proteins and small molecules. These limitations restrict the functions that can be engineered into cells and, consequently, the diseases that can be treated with cell therapies.

∎

Limited access to biology.    Despite the recent advances in implementing cell therapies for oncology, these products have relied on a narrow set of biological mechanisms limiting their therapeutic applicability to date. For example, most chimeric antigen receptor, or CAR, and T-cell receptor, or TCR, products rely on genetic changes to effector cells to generate tumor killing and these therapies have only been approved in B cell malignancies. Most current tumor infiltrating lymphocytes, or TIL, products do not directly engineer cell functions but simply expand T cells ex vivo to provide more cells. The field has been constrained to effector cell manipulation, narrowing the range of targetable tumors, forcing the need for pre-conditioning, limiting memory formation, and can result in variable clinical responses and significant tolerability issues.

Patient Experience

∎

Significant safety concerns.    Considerable concerns remain regarding the safety and side effects of current cell therapies. For example, serious, life-threatening side effects have been reported for CAR-T cell therapies, including severe cytokine release syndrome, neurotoxicities, serious infections, low blood cell counts and a weakened immune system. These side effects are, in part, due to the blunt force of these treatments, which unleash an artificial and engineered immune response in patients that is difficult to control. Additionally, the pre-conditioning required ahead of treatment with these therapies can lead to unpredictable and potentially dangerous outcomes. As a result, these treatments are considered riskier than earlier line chemotherapy and radiation and patients often face significant hospitalization time to undergo treatment.

∎

Unintended impact to cell function.    Methods of cell engineering, such as electroporation or viral engineering, have been shown to cause significant downstream biological consequences to cell function. Electroporated cells have shown dysregulation of many key genes and functional pathways as measured through transcriptome, protein and functional profiling. Viral engineering is also known to cause significant changes in biology and cellular behavior. These biological changes could potentially lead to the loss of a cell’s physiological activity and may impact the potency, efficacy and safety of cell therapies that rely on these methods.

Manufacturing

∎

Operational and scaling challenges.    The high production time and costs associated with current cell therapies are significant challenges to making these treatments accessible and effective across many patients. This cost is driven mostly by the complexity and extended manufacturing time. The time that elapses between apheresis and product delivery at the hospital is commonly referred to as “vein-to-vein” time. Typical vein-to-vein time for treating cancer patients using autologous T cell therapy is approximately four to six weeks and involves many steps and complex logistics. This drives the high cost of current cell therapies, increases the risk of batch failures, and poses a problem for late-stage patients with limited time given the rapid progression of disease. We believe that this intensive and costly process is a major impediment to effectively scaling production of cell therapies and justifying their use for earlier lines of treatment.

SQZ Solution

We believe the following characteristics highly differentiate our Cell Squeeze approach from existing cell therapies:

Breadth of Impact

∎

Translation across cell types.    Our technology has been compatible with the over 25 mammalian cell types that we have tested to date. We have created a library of SQZ chips optimized for a variety of cell populations that can be easily optimized for use in our manufacturing systems. We believe this broad translatability expands the indications that we can consider targeting and also avoids costly cell expansion steps by allowing us to use cells that are easier to access, but historically difficult to engineer, such as stem cells and immune cells.

∎

Material agnostic.    Our technology is generally agnostic to cargo material. We have achieved the intracellular delivery of peptides, proteins, small molecules, nucleic acids and gene-editing complexes. Many of these material classes, such as proteins and peptides, have been difficult to deliver with existing techniques. In addition, we have been able to simultaneously deliver multiple different materials into cells, enabling us to multiplex engineer several cellular functions in a single squeeze.

∎

Access to novel biology.    Our technology allows us to access novel biology that was previously not possible due to the inability to deliver cargo to the cytosolic compartment cells. As an example of novel biology we have accessed, in our SQZ APC platform, our technology is capable of directly engineering major histocompatibility complex, or MHC, Class I presentation and co-stimulation in a physiologically relevant manner to generate potent CD8+ T cell responses. This illustrates our ability to access immune functions upstream of the effector cells that current cell therapies are focused on and potentially result in a physiological immune response with higher specificity, potency and durability. By accessing these mechanisms, SQZ technology also likely eliminates the need for pre-conditioning and genetic alteration of cells.

Patient Experience

∎

Potential for safer and more impactful products by mimicking physiological mechanisms.    We believe the versatility of Cell Squeeze allows us to approach mechanisms without disrupting other normal physiology. By doing this, we avoid pre-conditioning patients and expect our therapeutic candidates to be well tolerated. We believe that this, coupled with our cost-effective manufacturing, create the potential for SQZ therapeutic candidates to move up into earlier lines of therapy.

∎

Addressing fundamental disease drivers.    By enabling broad engineering of cell biology, the SQZ technology has allowed us to design therapeutics that target the underlying drivers of disease. In our oncology programs, for example, the CD8+ T cell responses generated by our SQZ APC and AAC platforms are capable of targeting the underlying driver mutations that result in cancer, such as HPV E6 and E7 or KRAS mutants. In contrast, CAR-T mechanisms target non-tumor driving antigens, such as CD19, CD20 or BCMA. We believe the ability to target the underlying drivers of disease enables us to create more impactful and more tolerable therapies that are broadly applicable.

∎

Minimal unintended cell perturbation providing optimum cell health.    To date, our technology has not adversely affected normal cell genotype, phenotype or function in preclinical models, which we believe could translate to improved efficacy and fewer undesired effects. In the context of human T cells and hematopoietic stem cells, for example, we observed gene expression patterns close to normal, while alternatives, such as electroporation, result in dramatic misregulation of gene expression. Moreover, our existing platforms do not rely on genetic alterations to cells thereby eliminating long-term safety concerns arising from unintended consequences to DNA disruption.

Manufacturing

∎

Production and administration.    The production time for our current product candidates is under 24 hours, with a vein-to-vein time of approximately one week, compared to current cell therapies, which can have vein-to-vein times of four to six weeks. The SQZ product candidate is then administered to the patient via a simple syringe push. We are also developing a point-of-care system that we expect will further reduce this vein-to-vein time and provide the ability to create a patient product at the treatment center.

∎

Scalability.    We believe that the simplicity of the microfluidic system that squeezes cells allows for robust parallelization and scale up. In its current clinical manufacturing implementation, the core component of our technology is our SQZ chip, which is approximately the size of a postage stamp and is made up of hundreds of parallel channels that enable it to process up to 10 billion patient cells per minute.

∎

Cost efficiency.    We believe that eliminating the need for viral vectors and multi-day manufacturing could dramatically cut costs relative to current cell therapies and enable expansion into areas where current cell-engineering approaches are cost prohibitive. We anticipate manufacturing costs for SQZ-PBMC-HPV will be approximately 10 times lower per dose at commercial scale compared to currently marketed cell therapies. In future iterations, the point-of-care system could potentially reduce costs even further.

SQZ Cell Therapy Platforms

To date, we have leveraged Cell Squeeze to build three cell therapy platforms that we are applying to multiple therapeutic areas. These platforms are designed to modulate the immune system in a target-specific manner with initial applications in oncology, infectious disease and immune disorders. Our SQZ platforms are designed to be able to manufacture product candidates in under 24 hours and administered without any pre-conditioning and without any planned hospitalization, creating what we believe is a more streamlined, accessible patient experience and a lower burden on the health system, from a time and cost perspective. Our current cell therapy platforms are summarized in the table below.

	SQZ Antigen Presenting Cells (APCs)	SQZ ACTIVATING ANTIGEN CARRIERS (AACs)	SQZ TOLERIZING ANTIGEN CARRIERS (TACs)

Current Indications Under Development	Cancer—Solid and liquid tumor Infectious diseases	Cancer—Solid and liquid tumors	Autoimmune diseases and tolerance applications

Initial Cell Type	PBMCs*	RBCs**	RBCs**

Cell Source	Autologous	Autologous; potential for allogeneic	Autologous; potential for allogeneic

Candidate Description

PBMCs are squeezed with tumor or infectious disease specific antigens to generate SQZ APCs. Cytosolic delivery of the antigens enables robust MHC-I presentation of the target and drives activation of the patient’s endogenous CD8+ T cells against tumor cells or infected cells

RBCs are squeezed with tumor-specific antigens and adjuvant to generate SQZ AACs. The product is designed to be rapidly engulfed in vivo by the patient’s endogenous professional antigen presenting cells. This drives activation of the patient’s endogenous CD8+ T cells against the tumor

RBCs are squeezed with a disease-specific antigen to generate SQZ TACs. The product is designed to be rapidly engulfed in vivo by the patient’s endogenous professional antigen presenting cells. This drives tolerization of the patient’s T cell and antibody responses against the target

Mechanism of Action	Activate disease-specific T cell responses using ex vivo engineered APCs	Activate tumor-specific T cell responses using endogenous, professional antigen presenting cells	Suppress endogenous antigen-specific immune responses using tolerogenic presentation by professional antigen presenters

Patient Experience	No pre-conditioning or planned hospitalization across programs

Manufacturing Time	Under 24 hours to create multiple doses. Compatible with point-of-care implementation

*	PBMCs: Peripheral blood mononuclear cells
**	RBCs: Red blood cells

Cell Squeeze Technology Enables the Interchangeability of Cargo and Versatile Target Selection

Our cell therapy platforms are focused on modulating immune responses targeting disease-specific antigens. The SQZ APC and SQZ AAC platforms are designed to activate immune cells against the target antigens and drive killing of specific diseased cells, while in contrast, the SQZ TAC platform is designed to tolerize against the target antigen. Although each platform has demonstrated robust activity across antigens and our strategy includes leveraging Cell Squeeze’s capability to insert cargos interchangeably, antigen selection is a defining factor for each individual product.

To select the appropriate antigen for a given product candidate, we consider multiple factors, including:

∎	Unmet Medical Need: The patient population potentially impacted by the antigen-specific product must have a significant unmet need.
∎

Disease Driver: The antigen for a given product must be associated with driving the disease. For example, driving mutations in a tumor, such as E6 and E7 for HPV, tend to be critical to the tumor cells malignant behavior.

∎	Safety: The antigen must be specific to the disease and minimize potential for complications.

While many diseases have common antigens that can be used as a target across the patient population, there are significant unmet medical needs that would be better addressed by a personalized approach. In this context, we believe we can leverage the cargo flexibility of the SQZ platforms to create personalized therapies. For example, in oncology the field has developed many approaches to identify personalized neoantigens. We could use the same process for our SQZ APCs or AACs to deliver a personalized set of neoantigens and create a patient-specific product. We believe the modularity of our SQZ platforms allows us to potentially address many indications using the same underlying mechanism by targeting both common and personalized antigens.

SQZ Antigen Presenting Cells (APC) Platform

SQZ APC Platform Overview

We are focused on generating powerful CD8+ T cell responses with the SQZ APC platform. CD8+ T cells are known to be critical to anti-tumor and anti-pathogen responses. Moreover, by mimicking the actions of the immune system and generating powerful responses we believe SQZ APCs also elicit protective immune memory. Immunological memory is the ability of the immune system to quickly and specifically recognize an antigen that the body has previously encountered and initiate a corresponding immune response. The potential significance for patients could mean preventing recurrence of disease or protection from future infection.

In order to generate an immune response, CD8+ T cells require robust antigen presentation on MHC Class I by APCs to become activated. Antigens for presentation on MHC Class I are primarily sourced from the cytosol. Traditionally, cell therapies and vaccine systems targeting antigen presentation have relied on APCs endocytosing the target material. Endocytosis is the process by which cells engulf material, resulting in the material being segregated from the cytosol in an endosome. This results primarily in MHC Class II presentation and subsequent CD4+ helper T cell activation. Through a process referred to as cross-presentation as shown below, a small amount of endosomal material can be presented on MHC Class I to yield some CD8+ T cell activation. However, this process is inefficient, resulting in suboptimal anti-tumor activity or viral protection. SQZ APCs on the other hand can access MHC Class I directly, bypassing the need for cross presentation.

Antigen Presentation: MHC Class I vs. MHC Class II

SQZ APCs are created by engineering a patient’s own PBMCs with specific antigens to develop ex vivo antigen presenting cells that, when administered to the patient, are designed to drive activation and proliferation of antigen-specific CD8+ T cells in vivo. PBMCs include a mixed population of T cells, B cells, natural killer, or NK, cells and monocytes.

We believe that our unique capability to deliver antigen to the cell cytosol enhances MHC Class I presentation and subsequent CD8+ T cell activation relative to other approaches that rely on cross-presentation. In preclinical studies of our SQZ APCs, we have observed presentation of antigen on MHC Class I 1,000 times more efficiently than observed through cross-presentation (endocytosis via incubation), as shown in the graph below.

SQZ Drives CD8+ T cell Activation 1,000 Times More Efficiently Compared to Cross-Presentation

100
80
60
40
20
0
% T Cell Activation
1000x
10^0
10^1
10^2
10^3
10^4
Antigen Concentration
Cross-Presentation
SQZ

Antigen presentation is the body’s natural mechanism for activating immune responses in many disease contexts, including oncology and infectious diseases. When evaluating immune therapies in oncology, literature has shown that in effective treatments, clinical responses have correlated directly with CD8+ T cell responses and infiltration into patient tumors. To address the underlying challenges of prior approaches in immune therapies in both oncology and infectious disease, we expect our SQZ APC platform to improve:

Quantity:    Achieve sufficient proliferation of activated T cells due to the natural expansion process that T cells undergo in vivo after stimulation by an APC

Specificity:    Drive antigen-specific responses by engineering APCs with precise disease-specific antigens of interest while avoiding broad stimulation of other undesirable responses

Quality:    Create healthy cells that can leverage the body’s natural T cell activation process to generate functional T cell responses

We believe that our approach addresses each of these areas and therefore has advantages over approaches including CAR-T, TCR, TIL and vaccines, all which face challenges in at least one of these areas.

Quantity

Demonstrating the high quantity of T cells and their activation by SQZ PBMC, in a preclinical study we measured activation and absolute numbers of T cells after exposure to SQZ PBMCs. In this study shown below, we squeezed PBMCs with OVA, a common antigen used to measure immune response, and evaluated OT-I activation, the transgenic CD8+ T cells specific to OVA in mouse models, as measured by CD69 protein. We also evaluated CD8+ T cell activation across PBMCs, including T cells, B cells, NK cells and monocytes. We observed that the cells squeezed with OVA activated CD8+ T cells in high percentages, while OT-I CD8+ T cells alone and cells squeezed with no antigen did not activate responses at all, suggesting that the squeezed cells were efficiently presenting the antigen and generating a high proportion of T cells to respond. Since our SQZ APC platform is capable of inserting antigen directly into the cytosol, we are able to engineer all PBMC cell types into APCs to create a greater quantity of active CD8+ T cells. We believe this capability eliminates the need for the cell sorting and expansion that is necessary for cell therapy approaches that require a specific cell type.

SQZ APCs and Sub-Cell Types Activate CD8+ T Cells

We also measured the quantity of T cells by looking at the TILs when looking at a specific tumor. As shown below, this experiment, shows 21 times the number of CD8+ T cells infiltrate tumors when SQZ APCs are used compared to antigen alone.

SQZ APCs Drive High Number of CD8+ T Cells in Tumors

3×10⁴
2×10⁴
1×10⁴
0
#CD8+
(per mg tumor)
Inactive Control
SQZ-PBMC-HPV

Specificity

Specificity is key to ensuring responses are targeted, which could potentially result in better tolerability than treatments that broadly stimulate non-targeted T cell reactions. To evaluate specificity, in a preclinical study, we assessed SQZ APCs’ ability to induce specific immune responses without broadly stimulating the immune system by squeezing cells with an OVA. In a murine model, we tested the response of T cells specific to OVA, measured by the OT-I T cells shown in the graph below, and the response of T cells specific to a different model antigen, gp100, measured by the pmel T cells shown in the graph below. We observed that the cells squeezed with OVA caused activation and proliferation of OT-I T cells and not pmel T cells. We also squeezed cells with gp100 and found that nominal pmel T cells were activated and proliferated in vivo, as measured by the percent of cells that divided.

SQZ APCs Direct Specific Responses

Quality

The true test of functionality of T cells is measured in their ability to impact disease; for example, how they infiltrate and kill tumors. By generating robust endogenous T cell responses, we believe the responses will be functional and of high quality, which is in contrast to ex vivo T cell expansion processes that cannot recreate the endogenous signaling environment necessary to generate a robust T cell response. The oncology preclinical studies described below verify the quality of the response as they demonstrate robust anti-tumor activity and formation of protective memory in vivo.

Taken together, these findings demonstrate that the SQZ-APC platform is capable of producing antigen-specific CD8+ T cell responses that are directed against tumors in vivo.

SQZ APC Pipeline

We believe SQZ APC’s ability to induce CD8+ T cell responses and the importance of these responses have broad applicability in oncology and infectious diseases. With the ability to insert nearly any cargo, clinical data from one APC candidate can help inform implementation of other programs and streamline clinical development decisions on dosing and antigen/indication selection. Because we have seen comparable preclinical immune response data across the antigens we have squeezed into APCs, we believe SQZ APCs could translate to other therapeutic vaccines generated from the platform. Our pipeline of products currently in development with SQZ APCs is displayed below.

*

Pursuant to a license and collaboration agreement in oncology, we and Roche alternate U.S. commercial rights for each APC oncology product developed. It has not yet been determined whether we or Roche will have U.S. commercial rights for SQZ-PBMC-HPV. We maintain commercial rights for APCs outside of oncology. For a detailed description of the collaboration agreement with Roche, see “—Collaboration, Research and License Agreements—Roche Collaboration.”

SQZ APCs for Oncology

We are developing oncology product candidates derived from our SQZ APC platform in collaboration with Roche, designed to address multiple tumor types. Our lead SQZ APC product candidate, SQZ-PBMC-HPV, is being evaluated in a Phase 1 clinical trial for the treatment of HPV16+ solid tumors. We and Roche will alternate U.S. commercial rights for each SQZ APC oncology product developed, and we maintain full commercial rights for our SQZ APCs outside of oncology. It has not yet been determined whether we or Roche will have U.S. commercial rights for SQZ-PBMC-HPV. See “—Collaboration, Research and License Agreements—Roche Collaboration.”

The SQZ APC oncology platform is based on squeezing tumor-associated antigens directly into the cytosol, creating SQZ APCs that are designed to induce endogenous CD8+ T cells when administered to the patient. Once the antigens are delivered directly into the cytosol, the antigens are processed and presented on MHC Class I, where they activate the patient’s CD8+ T cells. The activated CD8+ T cells then proliferate and attack tumor cells that are associated with the antigen. In the context of our first product candidate, SQZ-PBMC-HPV, the cell therapy is engineered by squeezing a patient’s own PBMCs with defined HPV16+ tumor antigens to create tumor-targeted APCs ex vivo before administering back to patient. This process is depicted below.

Recent advancements in immuno-oncology have highlighted the importance of CD8+ T cells in attacking tumors. In addition, published clinical studies across tumor types have underscored both the prognostic value of CD8 tumor infiltration and the strong therapeutic correlation of CD8 infiltration to immunotherapy response.

The cancer immunity cycle depicted below describes the way a patient’s immune system interacts with a tumor to generate tumor-killing immune responses. The focus of our SQZ APC oncology product candidates is to engineer antigen presentation (steps 2 & 3), which are the seminal physiological events that lead to a productive CD8+ T cell response. The interaction of T cells with APCs at step 3 has significant downstream impact as it determines the antigen-specific CD8+ T cell response (specificity) in addition to providing the stimulatory signals that determine ultimate proliferation (quantity) and phenotypic diversity (quality) of the resulting response.

4. T cells **proliferate** (multiply) as a result of the APC activation
5. CD8+ T cell **home to location of the tumor** through blood vessels and enter the microenvironment
3. APCs **present the antigen** to T cells and cause activation
THE CANCER-IMMUNITY CYCLE
2. APCs with access to the tumor **engulf the antigen** and travel to lymphoid organs for presentation
6. **T cell specifically recognize** cancer cells they have been activated against though T cell receptor-MHC interaction
1. Tumor cell death releases **antigens**–most are self-antigens but some are unique to the tumor
7. Functioning T cells **kill tumor cells**

We believe that our SQZ APC platform provides an advantage by driving the physiological interaction between antigen presenting cells and T cells that underpins the generation of a productive CD8+ T cell response, potentially providing a differentiated benefit for cancer patients. In preclinical studies with our SQZ APCs, we have demonstrated our ability to deliver antigen and create APCs (steps 2 and 3) that generate robust, specific CD8+ T cell responses capable of controlling and clearing tumors in mice. Beyond HPV related antigens, we have shown that SQZ APCs are able to elicit robust, specific CD8+ T cell responses to less immunogenic antigens such as KRAS protein with G12D and G12V mutations.

Lead SQZ APC Product Candidate: SQZ-PBMC-HPV

HPV+ Cancers Unmet Need and Market Opportunity

HPV infection causes some of the most common types of cancer, such as cervical and head-and-neck cancer, and there is significant need for new treatment options to address HPV+ tumors. HPV is one of the most common viruses worldwide. In 90% of individuals infected by HPV, the immune system successfully controls the virus and the HPV infection is resolved within two years without intervention. However, when certain strains of HPV persist for many years, the infection can lead to cancer. Despite recent efforts to prophylactically vaccinate for HPV, it is not expected that there will be significant decline in HPV+ cancers for many years due to the gap between vaccination age and average age of HPV+ cancer onset.

According to the Centers for Disease Control, or CDC, in the United States as of September 2020, HPV+ tumors represent 3% of all cancers in women and 2% of all cancers in men, resulting in over 39,000 new cases of HPV+ tumors every year. The burden of HPV infection is even larger outside of the United States, with HPV+ tumors representing 4.5% of all cancers worldwide, according to the International Journal of Cancer, resulting in 570,000 new cases for women and 60,000 new cases for men every year. According to the CDC, HPV infection plays a significant role in the formation of more than 90% of anal and cervical cancers, and most cases of vaginal (75%), oropharyngeal (70%), vulval (70%) and penile (60%) cancers. In addition, an increasing percentage of head-and-neck cancer is being attributed to HPV infection, particularly those arising from the oropharynx.

The current standard of care for HPV+ cancers differs by tumor type but typically involves a combination of chemotherapy, radiation and surgery. These treatments are associated with acute and long-term effects including mucositis, swallowing dysfunction, dry mouth and dental problems. When patients progress, few options are available to them. In some of these tumor types, checkpoint inhibitors are being utilized, however only a portion of patients respond, and significant unmet need remains.

We see the treatment of patients with HPV+ tumors not only as an opportunity to serve a population in significant need of new treatment options, but also as a key to unlocking additional tumor types we could potentially treat. HPV+ cancers are a well-studied cancer type. In particular, HPV+ tumors in patients that are HLA-A*02+ have been extensively researched, with many known biomarkers that can aid in assessing therapeutic activity and monitoring patients’ immune systems and tumors. HLA-A*02+ patients comprise approximately 30% to 50% of the Caucasian population in the United States. We are enrolling patients with various HPV+ tumors who are HLA-A*02+ in our Phase 1 clinical trial of SQZ-PBMC-HPV to allow us to draw on this knowledge in evaluating the activity of SQZ-PBMC-HPV.

Our SQZ APCs are not inherently HLA-restricted and our eAPCs, which are based on an mRNA cargo, are designed to be agnostic to patient HLA type.

We selected our first target antigen, HPV16 E6/E7, to develop SQZ-PBMC-HPV to treat HPV16+ cancers. E6 and E7 are oncoproteins found in HPV16+ tumors. E6 and E7 are highly expressed in tumor cells, absent in normal cells, and are thought to be the cancer drivers in HPV16+ tumors, which we believe make them ideal antigens for use as targets of tumor-directed active immunization. By administering SQZ-PBMC-HPV to activate CD8+ T cells that target HPV E6/E7, we believe we will be able to specifically treat HPV+ tumors.

SQZ-PBMC-HPV: Clinical Development

SQZ-PBMC-HPV is being evaluated in a Phase 1 clinical trial for the treatment of HPV16+ advanced or metastatic solid tumors. In this trial, SQZ-PBMC-HPV is being studied as a monotherapy and in combination with other immune-oncology agents, including cohorts in combination with atezolizumab, as well as ipilimumab and nivolumab. The Phase 1 trial has a flexible design to allow for additional potential combinations. We believe that positive data from this trial could support our development of a new differentiated treatment for patients with HPV16+ tumors, as well as provide support for our SQZ APC platform.

The primary objectives of the trial are to evaluate safety and tolerability, to determine the maximum tolerated dose, if any, or maximum administered dose and to define a dose for the expansion cohort and future studies. Unlike certain other oncology cell therapies, patients in the ongoing Phase 1 clinical trial receive no pre-conditioning and we plan for the treatment to be administered without post-treatment hospitalization. As part of the trial protocol, 24 hours of hospitalization is required for observation purposes only for the first two patients in a newly started cohort. SQZ-PBMC-HPV is administered intravenously via a simple syringe push. The secondary objectives of the trial are to assess antitumor activity in patients with recurrent, locally advanced or metastatic solid tumors and to assess dose manufacturing feasibility. Biomarkers are being measured through both blood and tumor biopsy. These biomarkers include the following:

Peripheral Blood-based Biomarkers

∎	HPV-specific T cells and their cytokine secretion
∎	Blood cytokine levels

Tumor Tissue-based Biomarkers

∎	CD8 T cell infiltration
∎	Tumor microenvironment
∎	Potential mechanisms of resistance

Among other markers of immune responses, we believe CD8 TILs are a potentially relevant pharmacodynamic biomarker. While we cannot predict whether increases in CD8 TILs correlate with clinical benefit in our initial clinical study population, there is evidence supporting this correlation in the scientific literature. Multiple published studies, across tumor types, have demonstrated the strong correlation of increases in CD8 TILs to clinical responses when patients are treated with immunotherapies. Scientific literature also indicates that CD8 TILs are a powerful prognostic indicator for multiple tumor types. With strong support of the scientific literature and industry observations, we believe that demonstrating an increase in CD8 TIL responses in tumor biopsies from patients who are on study, relative to baseline, would be a meaningful indicator of therapeutic activity for SQZ-PBMC-HPV, especially in light of these patients’ immune status and advanced disease, with many patients on trial having progressed on multiple previous therapies, oftentimes including immune checkpoint inhibitors. An additional biomarker that we are measuring is granzyme B, or GZMB, positivity of cells. GZMB is expressed in T cells that have been activated or stimulated to become cytotoxic and can be an indicator of killing activity.

The Phase 1 clinical trial is designed to test multiple monotherapy doses and regimens. The first cohorts include:

∎	Cohort 1: Low-dose - 0.5 million live cells per kilogram dosed once every three weeks
∎	Cohort 2: High-dose - 2.5 million live cells per kilogram dosed once every three weeks
∎	Cohort 3: High-dose Double Prime - 2.5 million live cells per kilogram dosed on Day 0 and Day 1 followed by one dose every three weeks thereafter

As of December 31, 2020, 12 patients with advanced metastatic disease have been dosed across these monotherapy cohorts; three in Cohort 1, five in Cohort 2, and four in Cohort 3. There have been no DLTs observed. One patient in Cohort 1 experienced grade 2 cytokine release syndrome, or CRS, which was self-limiting and a grade 2 infusion reaction, both of which were deemed treatment-related. The grade 2 CRS was classified as a serious adverse event due to the investigator admitting the patient to the hospital to observe the CRS. We have not seen any grade 3 or higher treatment-related adverse events. We believe that these safety data could enable transitioning to earlier lines of therapy. All doses in the trial have been manufactured in under 24 hours and each patient had successful manufacturing of their SQZ APCs.

We are encouraged by the safety data and manufacturing we have seen so far in the trial, as well as the initial biomarker data from the low-dose cohort, which showed some early signs of intratumoral immune activity in certain patients. All three patients had progressed on prior checkpoint inhibitor therapy. The initial biomarker data from the three patients in the low-dose cohort, based on paired tumor biopsies at baseline and four weeks on treatment, is shown below:

∎	Patient 1 demonstrated a net decrease of 80 CD8 T cells per mm2 and net decrease of 9 granzymeB+ CD8 T cells per mm2.
∎	Patient 2 demonstrated a net increase of 990 CD8 T cells per mm2 and net increase of 32 granzymeB+ CD8 T cells per mm2. This patient had been on study for ten months as of December 31, 2020.
∎	Patient 3 demonstrated a net increase of 30 CD8 T cells per mm2 and net increase of 47 granzymeB+ CD8 T cells per mm2.

For the three patients evaluable for CD8 TIL analysis in Cohort 2, the biomarker data were consistent with that seen in Cohort 1. We expect to present comprehensive biomarker data from patients across the monotherapy cohorts at a scientific conference in mid-2021.

The total number of patients we will enroll in the trial will depend on safety and observed immunogenic effects. We may enroll up to a total of 200 patients and we have the ability to open expansion cohorts to further assess the antitumor activity of SQZ-PBMC-HPV as monotherapy as well as add multiple combination cohorts.

SQZ-PBMC-HPV: Preclinical Studies

We have conducted preclinical studies that support our Phase 1 clinical trial. Our lead product candidate, SQZ-PBMC-HPV, relies on the body’s immune system for its biological activity, specifically to interact with a patient’s CD8+ T cells. For preclinical mouse studies, human cells cannot be used as they would be rejected by the mouse’s immune system. We created a mouse SQZ-APC analogue that is comparable to our human SQZ-APC product candidate. This same analogue is used in all of our preclinical mouse studies. Also, in these studies we often compare SQZ to cross-presentation. In order to achieve cross presentation in our preclinical studies, the cells are incubated with antigen which results in endocytosis. The engulfed material is presented on MHC-II and cross-presentation results in a small amount of antigen to be presented on MHC-I.

In a preclinical study, we inoculated 35 mice with HPV+ tumors. After 10 days of tumor growth, we dosed 20 mice with inactive control and 15 mice with SQZ-PBMC-HPV. We observed that at Day 32 the mice dosed with the SQZ-PBMC-HPV had low tumor volume or had their tumors cleared with an average tumor volume of less than 80 mm3, while mice treated with inactive control had an average tumor volume over 1,300 mm3. This data is depicted in the graph below.

Effect of Therapeutic Treatment with SQZ-PBMC-HPV on Tumor Regression in Mice

Treatment
Tumor Volume (mm³)
1500
1000
500
0
0
10
20
30
Days
Inactive Control
SQZ-PBMC-HPV

In a separate preclinical study, we inoculated 28 mice with HPV+ tumors. After 18 days of tumor growth, we administered SQZ-PBMC-HPV to 14 mice and inactive control to 14 mice. At Day 28, the tumors in the SQZ-PBMC-HPV treated mice began to regress, at which point we assessed the T cell activity inside the tumors. For 7 mice in each group, we measured the TILs in these tumors by measuring the percentage of live cells that were immune cells, which we identified by the immune-cell marker CD45. As shown in the graph below, we observed an average of 29% of the live cells were TILs for the mice dosed with SQZ-PBMC-HPV, as compared to approximately 6% of the live cells in the control group. Of these TILs, as shown in the graph below, we assessed that an average of about 25% of the TILs for the treated mice were CD8+ T cells, as compared to an average of about 5% in the control group. In addition, as shown in the graph below, of the CD8+ T cells that gathered in the tumor, we assessed that over 80% of those cells were specific to HPV antigens in the mice treated with SQZ-PBMC-HPV, as compared to less than 9% in the control group. We believe these data show that SQZ-PBMC-HPV induces antigen-specific CD8+ T cells that home to the tumor effectively and exhibit anti-tumor activity.

Effect of SQZ-PBMC-HPV on HPV-Specific T Cell Infiltration in Mice

CD45	CD8	HPV-Specific

In an additional tumor study of SQZ-PBMC-HPV in mice shown below, we measured the increase of CD8+ T cells and E7-specific CD8+ T cells in the tumor. We observed that mice treated with SQZ-PBMC-HPV had 21 times the number of CD8+ T-cells in the tumor when compared to mice receiving inactive control. In addition, mice treated with SQZ-PBMC-HPV had 524 times the number of E7 specific CD8+ T cells in the tumor when compared to mice receiving inactive control.

CD8+ T Cells and HPV-Specific CD8+ T Cells Increase after SQZ-PBMC-HPV Treatment in Mice Tumors

TILS: CD8+ T Cells per mg of Tumor	TILS: E7 Specific CD8+ T Cells per mg of Tumor

3x10⁴
2x10⁴
1x10⁴
0
#CD8+
(per mg tumor)
Inactive Control
SQZ-PBMC-HPV

3x10⁴
2x10⁴
1x10⁴
0
#E7 Tetramer+
(per mg tumor)
Inactive Control
SQZ-PBMC-HPV

A commonly observed side effect with current T cell therapies is severe cytokine release syndrome. In our preclinical studies in mice, we measured the cytokines, MCP-1, IFNγ, IL-10, IL-12p70, IL-6 and TNFα. Mice dosed with our SQZ APCs had serum cytokine profiles similar to untreated mice. We believe these data further demonstrate that SQZ APCs do not induce a pro-inflammatory cytokine profile and thus support our expectation that they should be well tolerated in the clinic.

We also conducted a preclinical study to assess the capabilities of the SQZ-PBMC-HPV to prophylactically prevent tumor growth. We administered SQZ-PBMC-HPV at Day -14 and Day -7 to 15 mice and inactive control to 15 mice prior to inoculating them with HPV+ tumor cells on Day 0. As shown in the graph below, we observed that the 15 mice prophylactically dosed with SQZ-PBMC-HPV cleared the tumor cells and did not show any tumor growth. In contrast, the 15 mice that received inactive control showed tumor growth that averaged nearly 1500 mm3 in volume by Day 30.

Effect of Prophylactic Vaccination with SQZ-PBMC-HPV on Tumor Growth in Mice

We tested for evidence of immunological memory in the prophylactically treated mice by re-injecting these mice with additional tumor cells. As shown in the graph below, 60 days following initial treatment with SQZ-PBMC-HPV, none of the prophylactically treated mice showed evidence of new tumor growth when re-challenged, suggesting that SQZ-PBMC-HPV triggered the development of memory T cells against HPV+ tumors and suppressed recurrence of these tumors.

Re-Challenge Experiment: Effect on New Tumor Growth in Prophylactically Vaccinated SQZ-PBMC-HPV

Mice 60 Days after Treatment

1500
1000
500
0
Tumor Volume (mm^3)
60
70
80
90
Days
Inactive Control
SQZ-PBMC-HPV

We have evaluated in preclinical studies how SQZ APCs perform therapeutically in comparison to a peptide-based vaccine, benchmarking their capabilities against a well-established cancer vaccine strategy used in multiple clinical trials. In this preclinical study, we dosed 15 mice with SQZ APCs, 15 with peptide vaccine and 30 with inactive control at Day 16 following injection with tumor cells. At Day 28, the tumors in the SQZ APC-treated mice began to regress, while the inactive control and the peptide vaccine group continued to grow. At this time point we assessed the activity within the tumors, taking TIL measurements. We observed that the tumors of SQZ APC-treated mice were made up of an average of 47% immune cells, as compared to only 20% in the peptide vaccine treated mice, and 9% in the inactive control, as measured by CD45+ cells. Of those immune cells, for the SQZ APC-treated mice, an average of 33% of the immune cells were CD8+ T cells, as compared to only 14% in the peptide vaccine-treated mice, and 4% in the inactive control mice. Of those CD8+ T cells, an average of 87% of them were HPV specific for the SQZ-treated mice, compared to only 33% in the peptide vaccine-treated mice and only 2% for the inactive control. In these experiments, the peptide vaccine contained ~15,000 times more antigen than the SQZ APCs, which we believe further highlights the potential potency of the SQZ APC platform relative to alternative vaccine modalities.

Anti-Tumor and Infiltration Activity of SQZ-PBMC-HPV and Traditional Vaccine Approaches

We conducted additional preclinical studies in mice to assess the dose-level and boosting effect on anti-tumor activity. We observed both a dose effect shown by the magnitude of the E7 specific CD8+ T cell response being developed in the live cell dose, and a boosting effect shown by additional immunizations increasing the magnitude of E7 specific CD8+ T cell responses.

We have conducted studies of SQZ-PBMC-HPV in combination with other immune-oncology agents in mice. A portion of these studies evaluated the combinations of SQZ-PBMC-HPV with a novel PD1-IL2v bi-specific antibody, under development by our partner Roche, that is designed to bind to PD-1+ T cells and stimulate them with IL2. Data from these studies were presented at SITC in November 2020. This compound aims to enhance endogenous expansion and activity of T cells that express PD-1. We believe this compound could enhance the specific T cells SQZ-PBMC-HPV is able to elicit.

In a study in the TC-1 tumor model we allowed the tumors to progress for 14 days before treatment to model a challenging later-stage tumor. Twenty-four mice remained untreated. On day 14, 24 mice were treated with SQZ-PBMC-HPV. On day 21, half of the mice that were treated with SQZ-PBMC-HPV and 12 of the untreated mice began a weekly regimen of PD1-IL2v. Two other groups in the study assessed a different novel compound and are not included in the data below, accounting for 24 mice. The data below show the tumor growth in untreated mice, PD1-IL2v alone treated mice, SQZ-PBMC-HPV alone treated mice, and PD1-IL2v SQZ-PBMC-HPV combination treated mice. The surviving mice were followed to day 84. All of the mice in the untreated group and the PD1-IL2v group alone had grown tumors and had died by 40 days earlier in the study. In the SQZ-PBMC-HPV alone group 17% of mice remained tumor free and 100% of the mice that received the combination of SQZ-PBMC-HPV and PD1-IL2v were tumor free.

Anti-tumor Activity of SQZ-PBMC-HPV and PD1-IL2v as Monotherapies and in Combination

In an additional study of SQZ-PBMC-HPV in combination with PD1-IL2v in the TC-1 tumor model, 20 mice were implanted with tumors. On day 14,10 mice were immunized with SQZ-PBMC-HPV. On day 21, 5 mice that had received SQZ-PBMC-HPV and 5 mice who had not were given PD1-IL2v. On day 24 tumor infiltrating lymphocytes were isolated from the tumors and an analysis of the CD8 T cells in the tumors was conducted. The average number of antigen-specific CD8 T cells per mg of tumor in the untreated mice was 34, in PD1-IL2v alone treated mice the average was 42, in SQZ-PBMC-HPV alone treated mice the average was 16,488, and, in the mice that received the combination of the two the average was 60,571. The combination cohort show an over 1,400 times increase in HPV-specific CD8 TILs from PD1-IL2v alone, over 1,700 from untreated mice, and over three times the increase of SQZ-PBMC-HPV alone.

HPV-Specific CD8+ TILs after Treatment with SQZ-PBMC-HPV and PD1-IL2v as Monotherapies and in Combination as Compared to No Treatment

We have also conducted in vitro preclinical studies to evaluate the activity of SQZ-PBMC-HPV in human cells. We cultured SQZ-PBMC-HPV cells with E7-specific responder cells and measured IFNγ as a surrogate for activity. As shown in the graphs below, we observed an average of more than seven times the amount of IFNγ secretion from the cell lines containing SQZ-PBMC-HPV compared to unprocessed PBMCs. We also evaluated activity in all of the constituent cell types of SQZ-PBMC-HPV. As shown in the graph below, we observed that every cell type showed a functional response as APCs and lead to T cell activation as measured by IFNγ secretion.

In Vitro Functional Responses of SQZ-PBMC-HPV and its Cellular Constituents

Additional Oncology Indications: Targeted Oncology Opportunities Beyond HPV+ Tumors

We believe our SQZ APCs have the potential to be broadly applicable across cancer types in a “plug-and-play” manner by allowing us to swap antigens based on the desired indication. We intend to apply the insights gained from the development of our first product candidate to expand the application of our SQZ APCs to a broad range of cancers, using both defined-antigen and personalized-antigen approaches.

We consider antigen categories based on their immunogenicity, which determines how difficult it will be to create an immune response, with the most immunogenic antigens being the easiest and the least immunogenic being the most difficult (as shown below).

HPV is a well-studied antigen with well-defined biomarkers. Point mutations, like KRAS mutants, are considered to be more difficult to target with a specific immune response. We have shown in preclinical human in vitro systems the ability of SQZ APCs to elicit immune responses for both highly immunogenic (HPV) and less immunogenic (mutant KRAS) antigens, as shown in the graphs below.

SQZ Showed Immune Responses Across Antigen Types Including HPV and KRAS

Targeting of KRAS protein by small molecule inhibitors in a mutant-specific manner has been historically challenging. Recently, selective inhibitors of certain KRAS mutations, namely G12C, have demonstrated encouraging preliminary anti-tumor effects, providing clinical validation for targeting mutant KRAS in cancer. However, the majority of KRAS mutations remain out of reach for small molecule inhibitors. In preclinical studies, we have been able to elicit responses to KRAS G12D and G12V mutations, which represent over 50% of KRAS mutations, four times that of G12C. There are approximately 100,000 patients per year in the United States with KRAS G12D and G12V mutations across multiple tumor types, including pancreatic, colorectal and some lung cancers.

In preclinical experiments, we squeezed KRAS G12D and KRAS G12V antigens into two sets of human donor cells and measured the responses by culturing with antigen-specific responder CD8+ T cells and measuring IFNγ as a surrogate for activity. In both studies, we observed antigen-specific activation of CD8+ T cells in quantities more robust than control. The data below show that when cells squeezed with KRAS G12D antigen are compared to those squeezed with HPV or wildtype KRAS, the KRAS G12D SQZ cells activated KRAS G12D specific CD8+ T cells ten times more effectively than the SQZ HPV cells, which served as an active control. In the G12V study, they were over 22 times more effective.

SQZ APCs Squeezed with KRas G12D or G12V Elicit Functional CD8 T Cell Responses

KRAS G12D
KRAS G12V
SFU / 1 x 10^6 cells
15000
10000
5000
0
8000
6000
4000
2000
Untreated
SQZ HPV Antigen
SQZ WT 1-16
SQZ KRas G12D
SQZ KRas G12V 1-16

Based on these results, we believe SQZ APCs have significant potential in HPV+, KRAS mutant cancers, and other patient populations in a targeted manner.

Next Generation SQZ APCs: eAPCs and HLA Agnostic Cargo

We are encouraged by initial observations and progress in the ongoing Phase 1 trial of SQZ-PBMC-HPV in HPV+ tumors. Our eAPC program is designed to build on this progress by leveraging the cargo flexibility of the Cell Squeeze technology to create next generation products. There are multiple signals that contribute to effective CD8+ T cell activation. Signal 1 is the presentation of antigen sequences on MHC-I on the APC to the TCR of the CD8+ T cell. Signal 2 is costimulatory surface receptors on the APC that interact with counterparts on the T cell surface. Signal 3 is secreted cytokines that can modulate T cell activation states. We are designing our eAPCs to potentially drive more powerful immune stimulation by incorporating additional signal 2 and signal 3 elements by delivering additional mRNA cargos. This includes potential combinations of signals such as CD70, CD86, IL-2, IL-12, IFNγ, among others. In addition, eAPCs use the full E6 and E7 proteins as the antigen source by delivering mRNA sequences that code for the desired antigens instead of synthetic long peptides. This may ultimately eliminate existing HLA restrictions, enhance presentation of multiple CD8 and CD4 epitopes, and broaden the addressable population by 2-3 times the number of patients.

By directly encoding costimulatory signals and cytokines into the APC, this approach potentially enables us to incorporate critical functionality of desirable combination drugs, such as next generation IL2 drugs, directly into the APC. Moreover, by restricting the availability of the cytokine or costimulatory molecule to the APC itself we believe we can potentially reduce toxicity associated with systemic exposure to potent molecules such as IL2 and IL12 while otherwise retaining the ability of antigen-specific T cells to benefit from their stimulation.

The eAPC platform advancements would be potentially applicable across future oncology and infectious disease products. We plan to present preclinical data from our next-generation SQZ APCs at a scientific meeting in the first half of 2021 and plan to submit an IND for this program to the FDA by the end of 2021.

We have conducted preclinical experiments evaluating SQZ eAPCs with different cargos and their ability to drive functional enhancements. In one study, we squeezed human-donor PBMCs simultaneously with 4 cargos: an antigen encoding mRNA, CD86 mRNA, membrane bound IL-2 mRNA (mbIL-2), and membrane bound IL-12 mRNA (mbIL-12). One day later the cells were stained with markers for each intracellular cytokine. Less than 2% of control cells express any of the cytokines. An average of over 88% of eAPCs cells were positive for CD86 markers, over 74% for IL-2 markers, and over 75% for IL-12 markers.

SQZ eAPC Expressed Added Functional Enhancement of CD86, IL-2, and IL-12

SQZ APCs for Infectious Diseases

As with SQZ APCs for oncology, our platform in infectious diseases has the potential to create rapid and powerful therapeutic vaccines that induce specific endogenous CD8+ T cells to drive a targeted immune response against chronic and acute infectious diseases in both prophylactic and therapeutic patient settings.

Increased pathogen-specific CD8+ T cell activity can be associated with improved patient outcomes for some infectious diseases. For example, the ability to clear HBV infection has been associated with the presence of a strong virus-specific T cell response. Robust CD4+ T cell and CD8+ T cell responses are present in patients with resolved HBV infections, while in patients with chronic HBV infection, the HBV-specific T cell response is weak. Increased levels of HBcAg-specific CD8+ T cells is correlated with lower detectable levels of the HBV viral genome. Additionally, HIV patients that have active CD8+ T cells may be able to control their disease to the point where they are non-symptomatic and cannot transmit. These patients are often referred to as elite controllers. Elite controllers of HIV without disease progression have elevated HIV-specific CD8+ T cell titers.

Although HIV treatments have been in development for decades and anti-retroviral drugs have made strides for HIV, HIV/AIDS is still a leading cause of death in low-income countries. Current therapies have been hampered by drug toxicities and immune-deficiency complications which have limited their ability to control the disease in the long term. Other chronic infections also face therapeutic shortcomings. For example, HBV can lead to chronic infection, severe liver damage, and even cancer. Antivirals and interferon injections are current standard of care and used over a patient’s lifetime, but many patients advance to needing liver transplants. In addition to these known diseases in need of targeted solutions, pandemics like Ebola, Swine Flu, SARS and COVID-19 have highlighted the need for a vaccine system that can rapidly respond to new pathogens. Even prior to the recent COVID-19 impact, the CDC estimated that as many as 56,000 people die from the flu or flu-like illness in the United States each year.

Infectious diseases represent large patient populations with significant unmet medical need. Our first indication in infectious disease, chronic HBV, has the potential to impact the more than 240 million people chronically infected worldwide. Two billion people have been infected with HBV and over 880,000 people die each year due to HBV-associated liver conditions, such as cirrhosis and hepatocellular carcinoma. Chronic hepatitis B infection causes almost 40% of cases of hepatocellular carcinoma, which is the second leading cause of cancer-related mortality worldwide. Although current therapies improve patient outcomes, risk of developing hepatocellular carcinoma remains elevated. According to the CDC, as of 2016, 862,000 patients in the United States were reported to be HBV positive, with over 3,000 new cases every year. Other chronic infections also face shortcomings in treatment. Significant advances have been made in the development of effective HIV treatments that allow people living with HIV to suppress their virus to undetectable levels. However, HIV antiviral therapies are life-long therapeutics and could cause a significant emotional and physical damage to people living with HIV. To address the burdens of life-long treatment, a finite treatment may be essential towards improving patient’s quality of life. Over 1 million people in the US are living with HIV as of 2016 with over 35,000 new diagnoses each year.

In the case of certain high-risk patients and emerging pandemics, the capabilities of SQZ APCs as both a prophylactic and a therapeutic may provide a unique opportunity due to their potential production speed and ability to generate antigen specific CD8+ T cell responses.

We have been assessing our ability to elicit immune response with specific infectious disease model antigens and have observed SQZ APCs’ ability to generate anti-viral responses against multiple antigens, including HBV, HPV, CMV, and SIV, the non-human primate form of HIV. We are currently conducting additional indication-specific studies to support our first IND submission in chronic HBV. We plan to submit an IND for this program to the FDA for the treatment of HBV in 2022.

In a study to assess SQZ APCs ability to induce HBV-specific CD8 T cells responses, we generated SQZ APCs by delivering HbsAg mRNA. As a control, human PBMCs were squeezed with no cargo, an “empty squeeze”. The APCs and control cells were co-cultured with HBsAg responder cells and HBV-specific CD8 T cell activation was measured with IFNγ ELISpot. The SQZ APCs generated with HBsAg mRNA were observed to be approximately 6 times as potent in activating T cells than the empty squeeze APCs. These data demonstrated the ability of SQZ APC to elicit specific CD8 T cell responses against HBV.

PBMCs Squeezed with HBV mRNA (HBsAg) Elicited Specific CD8 T Cell Responses

4000
3000
2000
1000
0
SFU/1E6 Cells
Empty SQZ
SQZ HBsAg mRNA

To illustrate our potential across disease antigens and patient HLA types, in an experiment with CMV antigen, we squeezed human HLA-A2+HLA-B35+ cells with two synthetic long peptides, or SLPs, containing sequences derived from CMV pp65. One SLP (pp65116-140) contained the HLA-B35 restricted epitope, and the other contained the HLA-A2 restricted epitope. Cells were squeezed with either the A2 SLP alone, B35 SLP alone or both. Following squeezing, the cells were incubated with HLA-B35 reactive CD8+ T cells or HLA-A2, reactive CD8+ T cells. After ~16-18 hours, IFNγ was measured to assess the activation of the CD8+ T cells. The SQZ groups in these studies elicited responses from 4-8 times higher than cross-presented cells. These data also show the ability of SQZ to insert multiple antigens and elicit robust, specific responses to both.

Cells Squeezed with CMV Antigens Elicited Specific CD8+ T Cell Responses

We also conducted an experiment with SIV antigen in which CD8+ T cells were isolated via negative selection from the PBMCs of SIV-infected CM9-reactive rhesus macaques and frozen. Freshly isolated rhesus macaque PBMCs were squeezed with SIV CM9 SLP. The squeezed group elicited an IFNγ response that was ~10-fold above background.

SQZ APCs Engineered with SIV Antigen Elicited Immune Response

To test for the flu virus and demonstrate flexibility across peptide or mRNA-based cargo, we conducted a study using M1 mRNA as the influenza cargo. Human PBMCs from an HLA-A2+ donor were squeezed with mRNA encoding full-length M1 protein derived from Influenza A virus (IAV). PBMCs were then co-cultured with HLA-A2, M1-reactive CD8+ T cells. After 16 to 20 hours, IFNγ was measured to assess the activation of the CD8+ T cells. The SQZ group elicited an IFNγ response that was ~10-fold above background.

PBMCs Squeezed with Flu-Associated mRNA Elicited Specific CD8 T Cell Responses

30000
20000
10000
0
IFNγ (pg/mL)
Untreated
SQZ M1 mRNA

We believe the SQZ APC approach to infectious diseases could offer a more lasting solution as both a prophylactic and therapeutic treatment. Additionally, through the use of conserved viral components as cargo, SQZ APCs could potentially protect against and treat virus with high mutation rates.

Our effort to rapidly develop a new vaccine would be further supported by our ongoing development of a point-of-care solution to manufacture the SQZ PBMC product using a fully closed, automated system suitable for on-site cell therapy production. This decentralized manufacturing approach could enable rapid access to a cell therapy intervention. For therapeutic intervention, the point-of-care implementation could reduce treatment complexity and cost, thereby enhancing accessibility. For rapid response, point of care systems could provide a fast means of reacting to a pandemic. Point of care implementation eliminates the need for a complex shipping/tracking infrastructure and may also save time and cost by simplifying the burdensome release testing typical of centralized manufacturing.

SQZ Antigen Carriers: Engineering RBCs to Direct Immune Responses

In our SQZ AAC and SQZ TAC platforms, we utilize the Cell Squeeze technology to squeeze RBCs to create SQZ Antigen Carriers, that contain antigen and aim to guide a specific immune response. Our process causes the Antigen Carriers to resemble aged RBCs. Once injected into the patient, these engineered Antigen Carriers are cleared by the same process as aged RBCs, acting as “Trojan horses” to deliver high quantities of antigen to endogenous professional antigen presenting cells.

In general, the cargo loaded into the SQZ Antigen Carriers dictates the type of subsequent immune response. SQZ Activating Antigen Carriers (SQZ AACs) loaded with antigen cargo and adjuvant aim to activate an immune response against the antigen. On the other hand, SQZ Tolerizing Antigen Carriers (SQZ TACs) loaded with antigen cargo (no adjuvant) aim to tolerize the immune response to that antigen.

SQZ Activating Antigen Carriers (AAC) Platform

Our SQZ AAC platform is designed to induce robust antigen presentation in vivo, following a similar logic of targeting antigen presentation as our SQZ APC platform, which is designed to create APCs ex vivo. To create SQZ AACs, we squeeze RBCs with an antigen and activating adjuvant. The process is tuned to make the engineered SQZ AACs appear aged. These SQZ AACs are designed to be rapidly taken up by professional antigen presenting cells once administered to patients in a natural process similar to destroying aged RBCs in the body known as eryptosis. Through this process we use SQZ AACs as a “Trojan horse” to deliver the antigen and activation factors to the professional, endogenous antigen presenting cells. Professional antigen presenting cells are specialized for MHC Class I and MHC Class II presentation of antigens to CD8+ and CD4+ T cells. These professional antigen presenting cells engulf the SQZ AACs and, through cross-presentation, present the antigen on MHC Class I, priming a potent anti-tumor CD8+ T cell response. We believe we will be able to elicit greater CD8+ T cell activation than current cell therapies or vaccines, which also use cross presentation, because we are able to load our SQZ AACs with more antigen and, through eryptosis, have them specifically targeted to and engulfed by the more powerful professional antigen presenting cells.

Our current pipeline of products being developed using the AAC platform is depicted below.

SQZ AACs for Oncology

Our first SQZ AAC IND in oncology for HPV+ tumors was cleared by the FDA in January 2021. We are also developing additional product candidates for the treatment of other solid tumors. For our initial AACs, including SQZ-AAC-HPV, we are using the patient’s RBCs as the originating cells. We plan to follow HPV with additional indications, including SQZ AACs for KRAS mutant tumors, for which we plan to file an IND with the FDA in 2022. In the future, we intend to explore the development of allogeneic AACs using healthy donor RBCs.

SQZ-AAC-HPV relies on the body’s immune system for its biological activity. For our preclinical mouse studies, human cells cannot be used as they would be rejected by the mouse’s immune system. We have created a mouse-cell analogue that is comparable to our human product candidate. We have used this analogue in all of our preclinical studies involving mice that are discussed.

Key to our process is the rapid uptake of AACs and their engulfment by endogenous antigen presenting cells. In a preclinical study, PKH26, a lipophilic, fluorescent membrane dye, was used to label mouse RBCs, before they were squeezed with E7 SLP and an adjuvant to generate PKH26-labeled SQZ-AAC-HPV. Following administration of these fluorescently labeled cells to 3 mice with unprocessed cells and 3 mice with SQZ-AAC-HPV, the presence of unprocessed RBCs and AACs in the blood was measured at various intervals (0, 0.25, 0.5, 1, 4, and 24 hours) using flow cytometry. We observed that all AACs were cleared from the blood within one hour, as shown in the graph below, suggesting rapid uptake.

Clearance of SQZ AACs from Circulation in Mice

%PKH26+
(% of Singlets)
8
6
4
2
0
0.0
0.5
1.0
5
10
15
20
25
Time (hr)
Unprocessed RBCs
SQZ-AAC-HPV

In another preclinical study, we sought to demonstrate that SQZ AACs are responsible for the activation, rather than the adjuvant alone or peptide alone that we squeezed into the cells. In this study, we squeezed RBCs with E7 peptide as the antigen with an activating adjuvant to generate AACs. We also created cells squeezed only with E7 peptide, and cells squeezed only with the adjuvant. We also had an inactive control group. Five mice in each group were dosed and monitored for their endogenous responses by measuring the secretion of IFNγ, as displayed by percentage of IFNγ positive CD44hi marked T cells. The below data are seven days after treatment. We believe these data showed that SQZ AACs require both an antigen and adjuvant to elicit a T cell response.

Adjuvant and Peptide Squeezed Together Elicited Immune Response

In addition, we have also conducted preclinical studies in mice immunized with our SQZ AACs in which we observed robust proliferation of both CD8+ and CD4 T cells.

Lead SQZ AAC Product Candidate: SQZ-AAC-HPV

We believe the large patient population, significant unmet need, and the validated nature of HPV make HPV+ cancers an attractive target for our lead SQZ AAC product candidate. Our first product candidate using our SQZ AAC platform, SQZ-AAC-HPV, is derived from squeezing defined HPV+ tumor antigens and an adjuvant into a patient’s own RBCs. SQZ-AAC-HPV is designed to be engulfed by the patient’s endogenous, professional antigen presenting cells, causing activation of HPV+-tumor-targeted CD8+ T cells. The FDA cleared our IND for this program in January 2021.

SQZ-AAC-HPV: Clinical Development

We plan to evaluate SQZ-AAC-HPV in a Phase 1 clinical trial for the treatment of HPV16+ advanced or metastatic solid tumors in monotherapy and in combinations with other immune-oncology agents. Like our SQZ-PBMC-HPV trial, this study has a flexible design to allow for expansion of cohorts where there is potential for beneficial impact for patients, addition of multiple potential dosing cohorts and combination cohorts.

The primary objectives of the trial are to evaluate safety and tolerability and to determine a dose for the expansion cohort and future studies. Patients in the trial will not require pre-conditioning and we plan for SQZ-AAC-HPV to be administered without post-treatment hospitalization. As part of the trial protocol, 24 hours of hospitalization will be required for observation purposes only for the first two patients in a newly started cohort. The secondary objective of the trial is to assess antitumor activity in patients with recurrent, locally advanced or metastatic solid tumors through biomarkers from both blood and tumor as well as imaging. We expect data from this trial will inform our translation activities for SQZ-AAC-KRAS given the similarities in manufacturing and immunological mechanism.

SQZ-AAC-HPV: Preclinical Studies

Similar to our SQZ-APC platform, our preclinical work has demonstrated robust immune responses with SQZ AACs across the aforementioned quantity, quality, and specificity metrics. The data detailed below illustrate the potent anti-tumor activity of SQZ AACs in murine HPV tumor models.

In a preclinical study, we prophylactically dosed 10 mice with SQZ-AAC-HPV and 10 mice with inactive control. We then injected the mice with tumor cells. As shown in the graph below, on Day 28, we observed that all 10 mice dosed with SQZ-AAC-HPV cleared the tumor cells and showed no signs of tumor growth, as compared to the mice that received inactive control, which showed an average tumor volume of 900 mm3. In an additional prophylactic study where mice were given SQZ-AAC-HPV on Day -9 and Day -7 before tumor injection, we re-challenged the mice in which we observed no tumor growth on Day 62 with additional tumor cells and observed slowed tumor growth, suggesting generation of a memory response in the SQZ-AAC-HPV treated mice.

Effect on Tumor Growth in Prophylactically Treated SQZ-AAC-HPV Mice

2000
1500
1000
500
0
Tumor Volume (mm3)
0
10
20
30
Days
Inactive Control
SQZ-AAC-HPV

In another preclinical study, we injected mice with tumor cells to simulate the therapeutic setting. Ten days after injection, we dosed 10 mice with SQZ-AAC-HPV and 10 mice with inactive control. Two days later, we dosed the mice that received SQZ-AAC-HPV with a second dose. Each dose was 250 million cells. As shown in the graph below, we observed that mice dosed with SQZ-AAC-HPV showed reduced tumor growth at Day 28 with average tumor volumes below 60 mm3, as compared to an average tumor volume over 1000 mm3 for untreated mice.

Effect of Therapeutic Treatment with SQZ-AAC-HPV on Tumor Growth in Mice

1500
1000
500
0
Tumor Volume (mm^3)
Treatment
Boost (Day12)
0
10
20
30
Days
Inactive Control
SQZ-AAC-HPV

In a separate preclinical study, we evaluated the activity of the SQZ-AAC-HPV in mouse tumors. We dosed 10 mice with SQZ-AAC-HPV and 5 mice with inactive control. At seven days after treatment with SQZ AACs, we measured the TILs in 5 of the SQZ-AAC-HPV mice. At this timepoint, we observed 15 times the number of CD8+ T cells in the tumor compared to control in these 5 mice. On average, 80% of the CD8+ TILs in the treated mice were specific to E7, the HPV-associated antigen; therefore, the SQZ-AAC-HPV treated tumors contained over 900 times more HPV specific CD8+ T cells compared to control when evaluated at Day 7.

CD8+ T Cell and HPV-Specific CD8+ T Cell Increased after SQZ-AAC-HPV Treatment in Mice Tumors

Future Development

We believe our SQZ AACs have the potential to be broadly applicable across cancer types and we are currently conducting preclinical studies to evaluate mutant KRAS, an established oncogene that includes some pancreatic, colorectal, lung and many other tumor types for our second SQZ AAC clinical program. KRAS-associated cancers represent ~30% of all cancers, and over 90% of all pancreatic cancers. We plan to target mutant KRAS G12D and G12V as the first targets in KRAS.

We also intend to explore the development of allogeneic SQZ AACs using healthy donor RBCs. With the abilities of the platform to elicit powerful T cell responses, we believe SQZ AACs may also be synergistic with immune therapies as combinations. Additionally, we believe this platform could also have applicability in infectious diseases as with our APC platform.

SQZ Tolerizing Antigen Carrier (TAC) Platform

Our SQZ TAC platform uses RBCs as a “Trojan horse” to deliver the antigen to endogenous, professional antigen presenting cells. To create our SQZ TACs, we squeeze RBCs with antigen and engineer the SQZ TACs so that they appear aged. The TACs are then administered to patients and are rapidly taken up by professional antigen presenting cells in the natural process similar to destroying aged RBCs. Our SQZ TAC platform omits adjuvant in order to leverage the default tolerogenic nature of this process.

Our pipeline of product candidates based on our SQZ TAC platform is shown below.

 **The JDRF T1D Fund has provided equity investments to help progress the T1D program.

SQZ TACs for Immune Tolerance

We are developing our immune tolerance program to selectively suppress unwanted immune responses. These responses can occur as a result of autoimmune diseases, such as T1D and celiac disease, where the body attacks its own tissues and organs, or in the form of unwanted reactions to therapeutics, where the body mounts an immune response against a drug, such as auto antibodies associated with gene therapy and other biologics. We plan to select an indication for our first application with the TAC platform and conduct IND-enabling studies in 2021.

Broad immunosuppression is the current standard of care for patients who suffer from autoimmune diseases or experience adverse reactions to their life-saving drugs. Current treatments are often associated with long-term side effects, making patients more susceptible to certain types of infections and cancers. These patients would benefit from a therapy that is able to modulate only the undesired immune responses without influencing broader immune functions. With our ability to engineer RBCs into antigen carriers, we believe we can leverage naturally tolerogenic immune mechanisms to specifically suppress undesired immune responses and overcome challenges to current therapies.

The SQZ TAC platform is potentially applicable to many autoimmune diseases, such as type 1 diabetes and celiac disease, as well as other applications with unwanted immune responses, such as antibody responses against biologics or gene therapy vectors.

Cellular tolerance involves multiple mechanisms that modulate the activity of T cells and induction of suppressor or regulatory T cells (Tregs). SQZ TACs aim to delete or functionally inactivate (anergize) the number of antigen-specific CD8+ and CD4+ T cells that can mount an attack on the target. In addition, SQZ TACs aim to induce or expand antigen-specific Tregs that can selectively suppress immune responses.

In a series of preclinical studies we conducted to measure the frequency and performance of these types of T cells, we observed that SQZ TACs squeezed with OVA reduce the frequency of antigen-specific CD4+ and CD8+ T cells compared to inactive control. In the study shown below, we treated 5 mice with SQZ TACs and 5 with inactive control. There was an average of 0.7% OVA-specific CD8+ T cells in the mice dosed with SQZ TACs as compared to an average of 3% in the control group. A similar observation was made in a separate preclinical study where we measured level and performance of CD4+ T cells after treatment with TACs squeezed with the model antigen OVA. We dosed 5 mice with SQZ TACs and 5 mice with inactive control. As shown in the graphs below, there was an average of 0.9% OVA-specific CD4 T cells in the mice dosed with SQZ TACs as compared to an average of 4.3% in mice dosed with inactive control.

In additional studies, we assessed if we could increase regulatory T cells (Tregs). We dosed 5 mice with SQZ TACs and 5 with inactive control. In these studies, in mice dosed with SQZ TACs, CD4 T cells converted to antigen-specific regulatory T cells three times higher than mice treated with control.

SQZ TACs Effect on CD8+ T Cells, CD4+ T Cells and T Regulatory Cells

Suppressing CD8 and CD4 T cells is achieved through multiple pathways, including deletion and anergy. Deletion can be measured by assessing levels of apoptosis markers in cells, such as AnnexinV. Anergy, the exhaustion of the T cells and state of unresponsiveness to antigen, causes them to be less effective at immune attack and can be measured by the presence of negative regulators such as PD-1 markers.

In one study OT-I cells, the transgenic CD8+ T cells specific to OVA in mouse models, were transferred into a group of 10 mice and OT-II cells, the transgenic CD4+ T cells specific to OVA in mouse models, were transferred into a second group of 10 mice. Five mice in each group were treated with Ova-specific SQZ TACs (SQZ-TAC-OVA) on Day 1. On Day 5, CD8+ and CD4+ T cells were evaluated for percentage of annexinV+ cells. SQZ-TACs more than doubled the percentage of Ova-specific apoptotic CD8 and CD4 T cells. Additionally, when measuring endogenous T cells to assess if the TACs are acting on antigen specific T cells or broadly, levels of apoptosis of endogenous T cells in the SQZ TAC treated groups were not significantly different than in untreated mice, demonstrating SQZ TACs were able to induce antigen specific T cell deletion.

Impact of SQZ TACs on Apoptosis of CD4+ and CD8+ T Cells

CD8 T Cell Apoptosis
% Annexin V+
40
30
20
10
0
Untreated (OT-I)
SQZ-TAC-OVA (OT-I)
Untreated (Endogenous)
SQZ-TAC-OVA (Endogenous)
CD4 T Cell Apoptosis
% AnnexinV+
30
20
10
0
Untreated (OT-II)
SQZ-TAC-OVA (OT-II)
Untreated (Endogenous)
SQZ-TAC-OVA (Endogeouse)

In the same study, on Day 5, antigen-specific CD8+ and CD4+ T cells were evaluated for the presence of PD-1 as a marker of exhaustion in 16 of the mice, 4 in each group. One animal from each group was dropped to keep the groups at the same number when one animal was unevaluable. Over 60% of OVA-specific CD8+ T cells in SQZ TAC-treated mice were exhausted, compared to less than 5% in untreated mice. SQZ TAC treated mice showed an average of over 40% of OVA-Specific CD4+ T cells that showed markers for anergy, compared to less than 5% in the untreated mice. The percentage of PD1+ endogenous CD8+ and CD4+ T cells, after SQZ-TAC-OVA treatment was the same as untreated mice, demonstrating that SQZ TACs did not broadly induce markers of T cell anergy.

Impact of SQZ TACs on Markers for Anergy of CD4+ and CD8+ T Cells

CD8 T Cell Anergy
% PD1+ of CD8+ (CD45.2+ CD45.1)
0
20
40
60
80
Untreated (OT-I)
SQZ-TAC-OVA (OT-I)
Untreated (Endogenous)
SQZ-TAC-OVA (Endogenous)
CD4 T Cell Anergy
% PD1+ of C4+ (CD45.2+ CD45.1)
0
10
20
30
40
50
Untreated (OT-II)
SQZ-TAC-OVA (OT-II)
Untreated (Endogenous)
SQZ-TAC-OVA (Endogenous)

We believe these data, together with the results from other preclinical studies we have conducted, suggest that SQZ TACs have the potential to decrease the T cells activated against a potential target and reduce their pathological functionality, and increase the number of regulatory T cells. These studies showed specific tolerance across multiple cellular mechanisms.

To determine if SQZ TACs could also impact antibody production, we assessed the ability of SQZ-TACs to prevent the clearance of biologic drugs in vivo and maintain the circulation of a foreign drug in mice. We observed that SQZ TAC treatment was able to prevent the clearance of a foreign material in mice by suppressing antibody production against the foreign material.

SQZ-TAC-T1D

Type 1 diabetes is an autoimmune disease characterized by the inability of the pancreas to produce insulin in response to hyperglycemia because of the death of insulin-producing β islet cells. T1D affects approximately 1.6 million people in the United States. The pathology in the majority of type 1 diabetes cases is thought to be driven by autoimmunity. Newly diagnosed symptomatic T1D patients may have sufficient cell functionality to remain insulin independent if treated soon after diagnosis. We are developing SQZ-TAC-T1D to explore the potential for SQZ TACs loaded with T1D-associated antigens to ameliorate immune activity targeting β islet cells to prevent further destruction of cells.

We tested SQZ-TACs in an aggressive model of T1D using adoptive transfer of activated BDC2.5 transgenic T cells into NOD.SCID recipient mice. Ten mice were treated with SQZ TACs with T1D-specific antigen, p31, over the course of 4 days. An additional 9 mice were treated with TACs containing an antigen that is not associated with T1D, HEL, modeling a non-specific treatment control. Nine mice were untreated. Blood glucose levels were measured in the mice over the course of 80 days. Mice with two consecutive blood glucose readings over 250 mg/dL were considered diabetic. By day 8 all untreated mice and non-specifically treated mice had developed diabetes. SQZ- TAC-p31 delayed onset of diabetes by 42 to 80 days.

SQZ TACs Delayed Diabetes Onset in Mice

In an additional study using this model, mice were administered two doses of SQZ-TAC-p31 or SQZ-TAC-HEL (non -specific TACs) on either day 0 or day 2. Pancreases were collected on day 15 after adoptive transfer (induction of diabetes) and scored for insulitis by a pathologist measured by marked mononuclear cells and islet cells infiltrate as shown below in the pancreas histograms. Animals that received non-specific treatment (SQZ-TAC-HEL) had marked numbers of mononuclear cell infiltrates with greater than 75% of the islet mass infiltrated, and occasional areas of islet cell degeneration. In contrast, animals treated with SQZ-TAC-p31 had the lowest score for insulitis with minimal to mild mononuclear cell infiltrates and less than 25% islet cell infiltrated.

In a set of studies assessing the frequency of antigen-specific Treg in the pancreas of mice, mice had their pancreases harvested on Day 8. For each study, BDC2.5+ cells were pooled from groups of mice to reach a base of 106 cells for each data point. T1-D-specific Tregs were measured by Foxp3 positivity of the BDC2.5 cells present. SQZ-TAC-p31 treated mice showed over 5 times the number of TI-D specific Tregs over SQZ-TAC-HEL treated mice.

Frequency of T1D-Specific Tregs in the Pancreas of SQZ-TAC Treated Mice

80
60
40
20
0
% Foxp3+ (of BDC2.5)
SQZ-TAC-HEL
SQZ-TAC-p31

We believe these disease model data, together with the results from other preclinical studies we have conducted, suggest that SQZ TACs have the potential to induce tolerance through multiple cellular mechanisms and that the SQZ TAC platform is potentially applicable to many autoimmune diseases and immune reactions.

SQZ-TAC-Biologics

Currently, there is a need for a solution to allow patients to receive as many doses of potentially immunogenic therapies (e.g. recombinant proteins, antibodies, or gene therapy vectors) to gain the full, durable benefit these treatments can provide. AAV vectors, for example, are used to deliver functional genes for gene therapies because they are non-pathogenic and do not integrate into the host genome. It is well documented that some patients build immunity to viral vectors and the transgene product, which limits the ability for patients to receive more than one dose of a gene therapy. In 2021, we and AskBio ended our research collaboration that we had established in 2019 related to the SQZ-TAC-AAV program. We believe that primary prevention of immune responses related to re-dosing potentially immunogenic therapies, including gene therapies, continues to be a potential opportunity for the SQZ TAC platform to impact patients.

Manufacturing

A significant challenge for existing cell therapies is the time, cost, and complexity of manufacturing. By potentially enabling rapid, cost-effective manufacturing of cell therapies, we believe SQZ technology could dramatically improve the feasibility and accessibility of cell therapies for many indications.

The current clinical SQZ process is a fully closed system that maintains aseptic process conditions. The system utilizes a disposable kit that includes the SQZ chips and incorporates integrity tests on the kit prior to the initiation of the manufacturing process. A SQZ chip has hundreds of parallel constriction channels. SQZ chips are designed to optimize the constriction and other parameters depending on the cell populations being squeezed. Our chips are all designed in-house and manufactured by multiple vendors. Our Cell Squeeze technology and therapeutics are covered by more than 30 patent families.

We outline our manufacturing advantages as follows:

∎

Production and administration. The production time for our current product candidate is under 24 hours, with a vein-to-vein time of approximately one week, compared to current cell therapies, which can have vein-to-vein times of four to six weeks. The SQZ product candidate is then administered to the patient via a simple syringe push. We are also developing a point-of-care system that we expect will further reduce this vein-to-vein time and provide the ability to create a patient product at the treatment center.

∎

Scalability. We believe that the simplicity of the microfluidic system that squeezes cells allows for robust parallelization and scale up. In its current clinical manufacturing implementation, the core component of our technology is our SQZ chip, which is approximately the size of a postage stamp and is made up of hundreds of parallel channels that enable it to process up to 10 billion patient cells per minute.

∎

Cost efficiency. We believe that eliminating the need for viral vectors and multi-day manufacturing could dramatically cut costs relative to current cell therapies and enable expansion into areas where current cell-engineering approaches are cost prohibitive. We anticipate manufacturing costs for SQZ-PBMC-HPV will be approximately 10 times lower per dose at commercial scale compared to currently marketed cell therapies. In future iterations, the point-of-care system could potentially reduce costs even further.

The process for our SQZ APCs is shown below.

As summarized above, beyond our manufacturing process, a critical part of our ability to rapidly turn around the patient product is the release testing the FDA has accepted as part of our ongoing clinical trial. Because the system is fully closed we are able to reduce environmental and sterility tests to be more rapid and efficient.

All patient lots manufactured as of December 31, 2020 have been manufactured in under 24 hours, yielded multiple doses and every patient had successful manufacturing of their SQZ APCs. The cell viability of the patient lots manufactured varied by 15% or less across all of the patients indicating low inter-patient variability.

We are currently working to automate the additional steps in the process to create a point-of-care system to further reduce the manufacturing time and cost. We are integrating upstream and downstream manufacturing operations with our Cell Squeeze system to create a fully closed, automated system suitable for on-site cell therapy production without a cleanroom. This decentralized manufacturing approach is designed to enable rapid access to a cell-therapy intervention at community sites or field clinics, reduce treatment time from days to hours and improve patient access.

A prototype of the point-of-care system is in development and we expect it will be ready for initial preclinical testing in the second half of 2021. As with our current system, the point-of-care system will be a part of the manufacturing of cell therapies and we believe it will not be regulated as a device. We plan to work with regulatory authorities on integrating necessary quality testing, ensuring bridging studies for any products that would move to this system and any other potential requirements.

By reducing the burden of high cost and time, we believe we can present cell therapies as a more attractive and accessible treatment approach for physicians and patients. We also see these advantages as the foundation of allowing efficacy and patient need to be the primary factor in the treatment paradigm. We believe that by allowing biology to drive the decision of what therapy to use, and with potentially no cost or additional health or economic consequences, we can ensure patients receive the treatment designed to impart a significant therapeutic benefit. This is a particularly important consideration for implementation in indications outside oncology and/or different geographies and healthcare systems.

Collaboration, Research and License Agreements

Roche Collaboration

In October 2018, we entered into a License and Collaboration Agreement, or the Roche Collaboration Agreement, under which we are collaborating with Hoffman-La Roche Inc. and F. Hoffman-La Roche Ltd., or together, Roche, in the development and commercialization of certain nucleated cell therapy product candidates that incorporate antigens for the treatment of oncologic indications in accordance with mutually agreed upon collaboration plans. The Roche Collaboration Agreement enhanced, replaced and terminated a 2015 collaboration agreement between us and Roche.

We agreed, under the Roche Collaboration Agreement, to collaborate with Roche in the development of a cell therapy for oncologic indications made from PBMCs. The initial mutually selected antigen target is HPV, which is the focus of our ongoing SQZ-PBMC-HPV Phase 1 clinical trial. We also agreed to use commercially reasonable efforts to mutually select additional antigens to develop collaboratively. For each mutually selected antigen (including HPV with respect to SQZ-PBMC-HPV), we are responsible for conducting all preclinical research, and all development activities occurring prior to achieving clinical proof of concept for a product candidate containing the antigen, generally through a Phase 1 clinical trial. With respect to each mutually selected antigen, we granted Roche an option, exercisable after we deliver to Roche a clinical proof-of-concept report for a product candidate containing the antigen, to obtain an exclusive license, under our intellectual property, to research, develop, make, use, import, sell, and otherwise exploit the product candidate worldwide for the treatment of oncologic indications using our SQZ platform and a microfluidic chip. We retain all rights with respect to any product for which Roche does not timely exercise its option, and we may elect to commercialize any such product independently. Following Roche’s exercise of its option for a given product candidate, Roche is then responsible for the further clinical development of that product candidate, unless we exercise our option to exploit the product candidate in the United States, as further described below. Roche granted us an option, exercisable with respect to every alternating mutually selected antigen product for which Roche exercises its own option, beginning with the second, to retain the right under our intellectual property, and to obtain an exclusive license under Roche’s intellectual property, to research, develop, make, use, import, sell and otherwise exploit the antigen product candidate in the United States. If we exercise our option, the parties will mutually determine how responsibility for clinical development will be allocated between them, but Roche has the final say as to which party will run each global clinical study. We own any invention relating solely to a product containing a mutually selected antigen that is developed prior to the exercise of Roche’s option. If Roche exercises its option, Roche owns each subsequently developed invention relating solely to the antigen product candidate unless (a) it is solely related to the SQZ platform or microfluidic chips or is dominated by certain patents that belong to us and are necessary or useful for the practice of our SQZ platform or microfluidic chips, or (b) we exercise our option for the product candidate, in which case we will own such invention in the United States, and Roche will own such invention in all other jurisdictions. The budgeted development costs for these antigens are shared by the parties unless and until (i) Roche exercises its option with respect to a given antigen product candidate, and (ii) we do not exercise our option with respect to that antigen product candidate. In such case, Roche will be responsible for subsequent development costs.

Under the Roche Collaboration Agreement, if we propose an antigen that is not ultimately mutually selected for collaborative development, we may still pursue the development of product candidates containing that antigen. For each such antigen that we select, we may be responsible for conducting all preclinical research, and all development activities occurring prior to achieving a clinical proof of concept for an antigen product candidate containing the antigen. With respect to each such antigen product, Roche grants us an exclusive license under its intellectual property to research, develop, make, use, import, sell, and otherwise exploit the product in the United States. If we achieve a proof of concept for a product candidate containing such antigen, Roche will, for a limited period of time, have the option to obtain an exclusive license under our intellectual property to research, develop, make, use, import, sell, and otherwise exploit the product candidate worldwide (subject to our rights to exploit the product in the United States) for the treatment of oncologic indications using our SQZ platform and a microfluidic chip. We retain all rights with respect to any product candidate for which Roche does not timely exercise its option. Following Roche’s exercise of its option, the parties will mutually determine how responsibility for clinical development will be allocated between them, but Roche has the final say as to which party will run each global clinical study. We own any invention relating solely to a product candidate containing an antigen we select that is developed prior to the exercise of Roche’s option. If Roche exercises its option, we will own in the United States, and Roche will own in all other jurisdictions, each subsequently developed invention relating solely to the antigen product candidate, unless such invention is solely related to the SQZ platform or microfluidic chips or is dominated by certain patents that belong to us and are necessary or useful for the practice of our SQZ platform or microfluidic chips. We are responsible for all development costs for such antigen, unless and until Roche exercises its option, in which case the development costs subsequently incurred will be shared by the parties.

If Roche proposes an antigen and it is not ultimately mutually selected for collaborative development, Roche may elect to pursue the development of products containing that antigen. At Roche’s cost, we are responsible for conducting all preclinical research, and all development activities occurring prior to achieving a clinical proof of concept for an antigen product candidate containing such antigen. Roche is responsible for all clinical development after a proof of concept is achieved. Roche owns any invention relating solely to antigen product candidates containing such antigen, unless the invention is solely related to the SQZ platform or microfluidic chips or is dominated by certain patents that belong to us and are necessary or useful for the practice of our SQZ platform or microfluidic chips. Roche is responsible for all of the development costs for product candidates containing such antigens.

Under the Roche Collaboration Agreement, preliminary collaboration plans with defined preclinical goals exist for eAPC development and for product candidates containing tumor cell lysate, or TCL. We are responsible for conducting preclinical research and development activities occurring prior to achieving a clinical proof of concept for each such product. With respect to each TCL product candidate, we granted Roche an option, exercisable after we deliver to Roche a clinical proof-of-concept report for such TCL product candidate, to obtain an exclusive license, under our intellectual property, to research, develop, make, use, import, sell, and otherwise exploit the product candidate worldwide for the treatment of oncologic indications using our SQZ platform and a microfluidic chip. We retain all rights with respect to any product candidate for which Roche does not timely exercise its option. Following Roche’s exercise of its option, Roche is then responsible for the further clinical development of each such product candidate. We own any invention relating solely to a TCL product candidate that is developed prior to the exercise of Roche’s option. If Roche exercises its option, each subsequently developed invention relating solely to a TCL product candidate will be owned by Roche, unless it is solely related to the SQZ platform or microfluidic chips or is dominated by certain patents that belong to us and are necessary or useful for the practice of our SQZ platform or microfluidic chips. Prior to the exercise of Roche’s option for a given tumor lysate product candidate, we will share the budgeted Phase 1 clinical costs of developing that product candidate, with Roche responsible for a mid double-digit percentage of the costs and SQZ responsible for the remainder. After Roche exercises its option, we may in some cases elect to opt out of sharing development costs; in such cases, Roche is thereafter responsible for all development costs incurred after exercising its option with respect to a given tumor lysate product candidate. If we do not timely elect to opt out of sharing development costs incurred after Roche’s option exercise, the costs will be shared, with Roche responsible for a mid double-digit percentage and SQZ responsible for the remainder. We will share certain profits and losses associated with the commercialization of TCL product candidates in the United States with Roche, unless we opt out of the cost sharing.

We own any invention developed under the Roche Collaboration Agreement that relates solely to the SQZ platform or microfluidic chips or is dominated by certain patents that belong to us and are necessary or useful for the practice of our SQZ platform or microfluidic chips. Any invention that does not relate solely to an antigen product candidate or TCL product candidate is owned by the party that invents it; if such invention is invented jointly, it is owned jointly by the parties. Each party may freely practice any jointly owned invention with no obligation to account to the other party.

Under the Roche Collaboration Agreement, Roche paid us an upfront payment of $45 million. We are eligible to receive aggregate milestone payments on a product-by-product basis of up to $1.6 billion upon the achievement of specified milestones, consisting of up to $217.0 million of development milestone payments, up to $240.0 million of regulatory milestone payments and up to $1.2 billion of sales milestone payments. Roche has agreed to pay us yearly tiered royalties based on net sales of antigen and TCL product candidates. For each antigen product candidate for which Roche commercializes outside of the United States, and we commercialize in the United States, Roche will pay us tiered royalties on net sales of the product candidate outside of the United States at rates ranging from a mid single-digit percentage to a mid-teens percentage, depending on net sales of the product candidate. For each such product, we will pay Roche tiered royalties on net sales of such product candidate in the United States at rates ranging from a mid single-digit percentage to a mid-teens percentage, depending on net sales of the product candidate in the United States. For antigen product candidates selected by Roche, rather than mutually, Roche will pay us tiered royalties on worldwide net sales of such product candidate at rates ranging from a mid single-digit percentage to a high single-digit percentage, depending on net sales of the product. For certain antigen product candidates with respect to which Roche commercializes worldwide, Roche will pay us tiered royalties at a rate ranging from a high single-digit percentage to a mid-teens percentage, depending on net sales of the product. No royalties will be due for SQZ antigens for which Roche does not exercise its option. For TCL product candidates, Roche will pay us tiered royalties on the aggregate net sales of all TCL products at rates ranging from either a mid single-digit percentage to a percentage in the low twenties, with the caveat that the rates for sales in the United States may instead range from a low teen percentage to a percentage in the mid twenties, depending on whether and when we opt out of sharing certain profits and costs of commercializing the TCL product candidate in the United States with Roche.

Either party may terminate the Roche Collaboration Agreement (a) in its entirety or on a product-by-product or country-by-country basis if the other party breaches materially and such breach remains uncured for 90 days, or (b) in its entirety for insolvency-related events involving the other party. We may terminate the Roche Collaboration Agreement in its entirety or on a product-by-product or country-by country basis, if Roche or its affiliates or sublicensees commences an action challenging certain patent rights licensed to us and sublicensed to Roche. Roche may terminate the Roche Collaboration Agreement without cause (a) in its entirety or on a product-by-product basis with 60 days’ notice, if Roche is terminating prior to exercising an option under the agreement, (b) on a product-by-product basis with 90 days’ notice, if Roche is terminating after exercising an option under the agreement, (c) on a product-by-product basis or country-by-country basis with 180 days’ notice if Roche is terminating after exercising an option under the agreement, and such notice will become effective on or after the first commercial sale of the product. For any product candidate that is terminated, we may provide a continuation election notice to Roche, and, for consideration, obtain from Roche all reasonably requested rights to such terminated product candidate, including the transfer of ownership of all INDs and regulatory approvals, and copies of data and reports relating to the product candidate, among other things.

MIT License Agreement

We exclusively license certain foundational technology from the Massachusetts Institute of Technology, or MIT, pursuant to an Amended and Restated Exclusive Patent License Agreement dated as of December 2, 2015, or the MIT License Agreement. The MIT License Agreement replaced an earlier Exclusive Patent License Agreement dated as of May 10, 2013, which was entered into in connection with the organization of the company. Under the MIT License Agreement, MIT granted us a worldwide, royalty bearing license to develop, make, have made, use, sell, offer to sell, lease, and import products incorporating the patent rights and to develop use, sell, offer to sell and perform processes incorporating the patent rights for all research and therapeutic applications for the term of the MIT License Agreement. Our rights under the license are exclusive in our fields of use, except with respect to (a) MIT and Harvard University (which owns the patent rights jointly with MIT), each of which retain rights for research, teaching and educational purposes on their own behalf and on behalf of all other non-profit research institutions, (b) Howard Hughes Medical Institution, which has an irrevocable, non-exclusive, non-assignable, non-sublicensable, license to use the patent rights for its own research purposes and (c) the federal government, which retains a non-exclusive and non-transferrable license to practice any government-funded invention claimed in the patent rights, as provided by law. We also have the right to grant sublicenses to third parties, subject to written agreements containing similar protections of MIT and certain third-party beneficiaries as contained in the agreement.

We are required to use diligent efforts, or cause our affiliates or sublicensees to use diligent efforts, to develop licensed products, to introduce licensed products and processes into the commercial market and, thereafter, to make licensed products and processes reasonably available to the public. In addition, we are obligated to satisfy certain development and commercialization metrics and provide MIT with periodic progress reports. To date, we have met our diligence obligations under the agreement. For example, our collaboration with Roche and the commencement of our SQZ-PBMC-HPV trial meet clinical milestones under the agreement. After the fifth anniversary, and before the sixth anniversary, of the MIT License Agreement, the parties are obligated to discuss additional diligence obligations to continue the development and commercialization of licensed products and processes.

We are obligated to make certain payments to MIT including an up-front license issue fee, annual maintenance fees, clinical milestone payments, running royalties based on net sales (at a rate in the low single digits), reimbursement of patent costs, and sharing of sublicense income. In June of 2019, we agreed with MIT on a payment schedule for the sharing of certain amounts received by us from Roche. MIT prosecutes and maintains the patent rights in close consultation with us and our intellectual property counsel. We also provide certain indemnifications for liabilities arising from claims related to the exercise of our rights under the agreement.

Upon entering into the MIT License Agreement, we paid a nominal license issue fee. We agreed to pay MIT a nominal annual license maintenance fee for each calendar year. Each year’s annual license maintenance fee may be credited to running royalties due in the same calendar year. We also agreed to pay MIT milestone payments in an aggregate amount of up to $1.8 million per licensed product or process that achieves certain clinical and regulatory milestones. Additionally, we agreed to pay royalties based on net sales of the licensed products or processes, at low single-digit rates that vary depending on whether sales are made in the therapeutic or research field. With respect to each sublicensee, we are obligated to pay MIT royalties equal to the lesser of (a) a low single-digit percentage of the sublicensee’s net sales and (b) 50% of the running royalties owed to us by the sublicensee. We also agreed to pay MIT a percentage in the mid teens of our annual sublicense income (which does not include income from royalties).

The license will remain in effect until the expiration or abandonment of all issued patents and filed patent applications within the licensed patent rights. The agreement is terminable by us upon six months written notice, provided that we have paid all amounts due to MIT through such termination date, and by MIT for nonpayment of amounts due, our cessation of the business related to the agreement, our uncured material breach of the agreement or a challenge initiated by us of the validity, enforceability or non-infringement of the patents licensed to us under the agreement. In the event of any dispute relating to the agreement, either party may initiate mediation to facilitate a negotiated settlement prior to seeking other legal remedies.

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions and improvements that we believe are commercially important to the development of our business, including by seeking, maintaining and defending patent rights, whether developed internally or licensed from third parties. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in our field.

Our future commercial success depends, in part, on our ability to: (i) obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; (ii) defend and enforce our intellectual property rights, in particular our patents rights; (iii) preserve the confidentiality of our trade secrets; and (iv) operate without infringing, misappropriating or violating the valid and enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell or importing our product candidates or any future products may depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

Patents

The patent positions of biotechnology and pharmaceutical companies like ours are generally uncertain and can involve complex legal, scientific and factual issues. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. We also cannot ensure that patents will issue with respect to any patent applications that we or our licensors may file in the future, nor can we ensure that any of our owned or licensed patents or future patents will be commercially useful in protecting our product candidates. In addition, the coverage claimed in a patent application may be significantly reduced before a patent is issued, and its scope can be reinterpreted and even challenged after issuance. As a result, we cannot guarantee that any of our products will be protected or remain protectable by enforceable patents. Moreover, any patents that we hold may be challenged, circumvented or invalidated by third parties. See “Risk factors—Risks related to our intellectual property” for a more comprehensive description of risks related to our intellectual property.

In the United States, the term of a patent covering an FDA-approved drug may, in certain cases, be eligible for a patent term extension under the Hatch-Waxman Act as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to 5 years but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only 1 patent among those eligible for an extension and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. It is possible that issued U.S. patents covering the use of products from our intellectual property may be entitled to patent term extensions. If our use of product candidates or the product candidate itself receives FDA approval, we intend to apply for patent term extensions, if available, to extend the term of patents that cover the approved use or product candidate. We also intend to seek patent term extensions in any jurisdictions where available, however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

Cell Squeeze Technology

Our patent portfolio for our Cell Squeeze approach includes more than 30 patent families that we own or have licensed, with potential expiration dates ranging from 2028 to 2041. As of February 28, 2021, our portfolio consisted of over 115 issued U.S. and foreign patents (including over 80 issued patents in various European countries) and over 160 pending U.S., Patent Cooperation Treaty (international), and foreign patent applications. A number of these patent families provide coverage for one or more of our SQZ APC, SQZ AAC and SQZ TAC platforms. Fifteen of the patent families apply to the SQZ APC platform with expiration dates ranging from 2032 to 2041. Twelve of the patent families apply to the SQZ AAC platform with expiration dates ranging from 2028 to 2041. Ten of the patent families apply to the SQZ TAC platform with expiration dates ranging from 2030 to 2041. As of February 28, 2021, our patent portfolio includes various issued patents and pending applications with claims directed to systems, devices, composition of matter and methods of use, including methods of inducing an immune response or treating cancer, related to our Cell Squeeze technology for our platforms and product candidates, including our HPV product candidates.

Trademarks

We currently own 13 allowed or registered trademarks in various jurisdictions worldwide, including four registered trademarks in the United States. We have 12 pending trademark applications worldwide, including 10 in the United States. Our trademark portfolio includes Cell Squeeze, SQZ, SQZ Biotech, Empower Cells to Change Lives, SQZ Therapeutics, SQZ Activating Antigen Carriers, SQZ Antigen Carriers, SQZ Tolerizing Antigen Carriers, SQZ TX, SQZ-AC, SQZ-AAC, and SQZ-TAC, which are pending or registered in the United States and certain other countries.

Trade Secrets and Proprietary Information

We rely upon unpatented trade secrets, confidential know-how and continuing technological innovation to develop and maintain our competitive position. However, trade secrets and confidential know-how are difficult to protect. We seek to protect our proprietary information, in part, using confidentiality agreements with applicable collaborators, scientific advisors, employees and consultants. We also have agreements requiring assignment of inventions with our employees and selected consultants, scientific advisors and collaborators. These agreements may not provide meaningful protection. These agreements may also be breached, and we may not have an adequate remedy for any such breach. In addition, our trade secrets and/or confidential know-how may become known or be independently developed by a third party, or misused by any collaborator to whom we disclose such information. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or obtain or use information that we regard as proprietary. Although we take steps to protect our proprietary information, third parties may independently develop the same or similar proprietary information or may otherwise gain access to our proprietary information. As a result, we may be unable to meaningfully protect our trade secrets and proprietary information.

Competition

As a clinical-stage biotechnology company, we face competition from a wide array of companies in the pharmaceutical and biotechnology industries. This competition include both small companies and large companies with greater financial and technical resources and longer operating histories than our own. We also compete with the intellectual property, technology and product development efforts of academic, governmental and private research institutions.

Our competitors may have significantly greater financial resources, established presence in the market, expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific, sales, marketing and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly if they establish collaborative arrangements with large companies.

The key competitive factors affecting the success of any products that we develop, if approved, are likely to be their efficacy, safety, convenience, price and the availability of reimbursement from government and other third-party payors. Our commercial opportunity for any of our product candidates could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours and may commercialize products more quickly than we do.

We expect to compete with companies using other cell engineering approaches, such as electroporation and viral vectors. Companies that are engineering cells with some of these methods include Rubius Therapeutics, which is genetically engineering red blood cells, Fate Therapeutics, which is programing hematopoietic cells and other biotechnology companies working on single cell types.

We expect our lead product candidate, SQZ-PBMC-HPV, will compete with other product candidates for the treatment of HPV+ cancers. While there are currently no FDA-approved therapies that target HPV for HPV+ cancers, there are multiple competing clinical-stage product candidates in development targeting HPV+ cancers. These product candidates include genetically modified T cell therapies in clinical development by Kite, peptide vaccines in clinical development by ISA Pharma, biologics being developed by Cue Biopharma, therapeutics being developed by Rubius and nucleic acid vaccines in clinical development by BioNTech and clinical development by Inovio. Therapies that are not specific to HPV are also being explored and applied to HPV+ tumors, including tumor infiltrating lymphocytes developed by Iovance Biotherapeutics and immune checkpoint inhibitors that are approved for treatment in multiple solid tumors.

Government Regulation

The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of biological product candidates such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Biologics Regulation

The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

∎	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s good laboratory practice, or GLP, requirements;
∎	submission to the FDA of an IND which must become effective before clinical trials may begin;
∎	approval by an institutional review board, or IRB, or ethics committee at each clinical site before the trial is commenced;
∎	performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
∎	preparation of and submission to the FDA of a biologics license application, or BLA, after completion of all pivotal clinical trials;
∎	satisfactory completion of an FDA Advisory Committee review, if applicable;
∎	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
∎

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with Good Clinical Practices, or GCPs; and

∎	FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

Prior to beginning the first clinical trial with a product candidate in the United States, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

In addition to the submission of an IND to the FDA, supervision of certain human gene transfer trials may also require evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to the public health or the environment, and such assessment may result in some delay before initiation of a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

∎

Phase 1—The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

∎

Phase 2—The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

∎

Phase 3—The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may also be made a condition to approval of the BLA. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

BLA Submission and Review by the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by investigators. The submission of a BLA requires payment of a substantial user fee to FDA, and the sponsor of an approved BLA is also subject to an annual program fee. A waiver of user fees may be obtained under certain limited circumstances. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

Once a BLA has been submitted, the FDA’s goal is to review standard applications within ten months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. Priority review designation will direct overall attention and resources to the evaluation of applications for products that, if approved, would be significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions. In both standard and priority reviews, the review process may be significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may also convene an advisory committee to provide clinical insight on application review questions. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions regarding approval.

Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response Letter will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response Letter without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the Complete Response Letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval or licensure of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may also require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs.

Expedited Development and Review Programs

A sponsor may seek approval of its product candidate under programs designed to accelerate FDA’s review and approval of new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. For a fast track product, the FDA may consider sections of the BLA for review on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable and the sponsor pays any required user fees upon submission of the first section of the application. A fast track-designated product candidate may also qualify for priority review, under which the FDA sets the target date for FDA action on the BLA at six months after the FDA accepts the application for filing. Priority review is granted when there is evidence that the proposed product would offer a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of a serious disease or condition. If criteria are not met for priority review, the application is subject to the standard FDA review period of 10 months after FDA accepts the application for filing.

Under the accelerated approval program, the FDA may approve a BLA on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing studies or completion of ongoing studies after marketing approval are generally required to verify the biologic’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. FDA may withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.

In addition, a sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the product candidate is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If the FDA designates a product as a breakthrough therapy, it may take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the therapy; providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and considering alternative clinical trial designs when scientifically appropriate, which may result in smaller trials or more efficient trials that require less time to complete and may minimize the number of patients exposed to a potentially less efficacious treatment. Breakthrough therapy designation comes with all of the benefits of fast track designation.

Fast Track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States and when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application user fee.

A designated orphan drug many not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if the second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products.

Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

∎	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
∎	fines, warning letters, or untitled letters;
∎	clinical holds on clinical studies;
∎	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
∎	product seizure or detention, or refusal to permit the import or export of products;
∎	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
∎	mandated modification of promotional materials and labeling and the issuance of corrective information;

∎	the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
∎	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

Biosimilars and Exclusivity

The Affordable Care Act, or ACA, signed into law in 2010, includes the Biologics Price Competition and Innovation Act, or the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation, and impact of the BPCIA is subject to significant uncertainty.

FDA Regulation of Companion Diagnostics

Our product candidates may require use of an in vitro diagnostic to identify appropriate patient populations. These diagnostics, often referred to as companion diagnostics, are regulated as medical devices. In the United States, the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import and post-market surveillance. Unless an exemption applies, companion diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA approval.

If use of companion diagnostic is essential to safe and effective use of a drug or biologic product, then the FDA generally will require approval or clearance of the diagnostic contemporaneously with the approval of the therapeutic product. On August 6, 2014, the FDA issued a final guidance document addressing the development and approval process for “In Vitro Companion Diagnostic Devices.” According to the guidance, for novel candidates such as our product candidates, a companion diagnostic device and its corresponding drug or biologic candidate should be approved or cleared contemporaneously by FDA for the use indicated in the therapeutic product labeling. The guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a drug generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption, or IDE, regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a drug are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE. In July 2016, the FDA issued a draft guidance document intended to further assist sponsors of therapeutic products and sponsors of in vitro companion diagnostic devices on issues related to co-development of these products.

The FDA generally requires companion diagnostics intended to select the patients who will respond to cancer treatment to obtain approval of a PMA for that diagnostic contemporaneously with approval of the therapeutic. The review of these in vitro companion diagnostics in conjunction with the review of therapeutic candidates such as those we are developing involves coordination of review by the FDA’s Center for Drug Evaluation and Research and by the FDA’s Center for Devices and Radiological Health. The PMA process, including the gathering of clinical and pre-clinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are also subject to an application fee. In addition, PMAs for certain devices must generally include the results from extensive pre-clinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories. In addition, as part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution.

If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will issue an order denying approval of the PMA or issue a not approvable order. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing. PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

Other Healthcare Laws

Pharmaceutical manufacturers are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws may include, without limitation, the U.S. federal anti-kickback , fraud and abuse, false claims, consumer fraud, pricing reporting, data privacy and security, and transparency laws and regulations as well as similar state and foreign laws in the jurisdictions outside the U.S. Violation of any such laws or any other governmental regulations that apply may result in penalties, including, without limitation, significant administrative, civil and criminal penalties, damages, fines, disgorgement, reputational harm, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, the curtailment or restructuring of operations and exclusion from participation in governmental healthcare programs and imprisonment.

Coverage and Reimbursement

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Sales of any pharmaceutical product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors.

Significant uncertainty exists as to the coverage and reimbursement status of any newly approved product. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors are critical to new product acceptance. The availability of coverage and extent of reimbursement by governmental and private payors are essential for most patients to be able to afford treatments. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. In the U.S., the Medicare program, which is administered by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS, is increasingly used as a model for how commercial and other governmental payors develop their own coverage and reimbursement policies for new drugs and biologics. One third-party payor’s decision to cover a particular product, however, does not ensure that other payors will also provide coverage for the product. As a result, the coverage determination process can require manufactures to provide scientific and clinical support for the use of a product to each payor separately and can be a time-consuming process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics.

In addition, third-party payors are increasingly reducing reimbursements for pharmaceutical products and services. The U.S. government and state legislatures have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Third-party payors are more frequently challenging the prices charged, examining the medical necessity and reviewing the cost-effectiveness of pharmaceutical products and biologics, in addition to questioning their safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product.

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Pharmaceutical products may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products and may also compete with imported foreign products. Furthermore, there is no assurance that a product will be considered medically reasonable and necessary for a specific indication, will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be established even if coverage is available or that the third-party payors’ reimbursement policies will not adversely affect the ability for manufacturers to sell products profitably. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower.

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the ACA was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States. By way of example, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; creates a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. By way of example, in 2017, Congress enacted the Tax Cuts and Jobs Act, or the Tax Act, which reduced to $0 the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was effectively repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how these decisions, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers, which will remain in effect through 2029 absent additional Congressional action.

Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known. In December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of the federal district court litigation regarding the method CMS uses to determine this risk adjustment.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers, which will remain in effect through 2029 absent additional Congressional action.

There has also been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget for fiscal year 2020 contain further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low income patients.

Further regulatory changes include passage of the Right to Try Act on May 30, 2018. The law, among other things, provides a federal framework for certain patients to access certain investigational new medical products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

Employees and Human Capital Resources

As of December 31, 2020, we had 98 full-time employees, including 29 employees with M.D. or Ph.D. degrees. Of these full-time employees, 71 employees are engaged in clinical, research and development, product development and quality assurance activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good. We believe our success depends on our ability to attract, retain, develop and motivate highly skilled personnel. In particular, we depend upon the personal efforts and abilities of the principal members of our senior management to partner effectively as a team, and who provide strategic direction, develop our business, manage our operations and maintain a cohesive and stable work environment. We also rely on highly qualified and skilled employees with technical expertise in operations, scientific knowledge, and quality management experience in order to operate our business successfully. Led by our experienced management team, we believe our strong culture and the disciplined execution of our employees will form the foundation of our success.

Available Information

We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information. Our SEC filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. We make available on our website at www.sqzbiotech.com, free of charge, copies of these reports and any amendments as soon as reasonably practicable after filing or furnishing them with the SEC.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Financial Position and Need for Additional Capital

We have a limited operating history and no history of commercializing cell therapy products, which may make it difficult to evaluate the success of our business to date and to assess the prospects for our future viability.

We are a clinical-stage biotechnology company. Our operations to date have been limited to financing and staffing our company, developing our technology, and identifying and developing our product candidates. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by biotechnology companies in their early stages of operations. We have not yet demonstrated an ability to complete any clinical trials, obtain marketing approval, manufacture a commercial scale product, or conduct sales and marketing activities necessary for successful product commercialization, or arrange for third parties to do these activities on our behalf. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and obtaining marketing approval for and commercializing cell therapies.

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

We have incurred significant net losses since our inception, including net losses of $50.5 million and $32.2 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $126.8 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our preclinical development activities and preparing for clinical trials of our product candidates.

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
•

advance the development of our other product candidates, including the preclinical development of our other product candidates under our Antigen Presenting Cell, or SQZ APC, platform, SQZ-AAC-HPV (for which an IND was cleared by the FDA in January 2021) and our other product candidates under our Activating Antigen Carriers, or SQZ AAC, platform as well as our product candidates under our Tolerizing Antigen Carriers, or SQZ TAC, platform;

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

We will require significant additional funding in order to complete development of and obtain regulatory approval for our product candidates and commercialize our products, if approved. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We will require additional capital, which we may raise through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. Additional sources of financing might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete planned clinical trials or seek regulatory approvals of any of our product candidates from the FDA, or any foreign regulatory authorities, and could be forced to discontinue product development. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts.

We will require substantial funds to further develop, seek regulatory approvals for, and if approved, commercialize our product candidates, including SQZ-PBMC-HPV, which is currently in Phase 1 clinical development, SQZ-AAC-HPV, for which an investigational new drug application, or IND, was cleared by the FDA in January 2021, and all of our other product candidates, which are in preclinical development.

Based on our current operating plan, we believe that our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements through the first half of 2023. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of SQZ-PBMC-HPV, SQZ-AAC-HPV and our other product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, approval and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including but not limited to:

•	the scope, timing and results of our preclinical studies and clinical trials;
•	the timing of, and the costs involved in, obtaining regulatory approvals for SQZ-PBMC-HPV, SQZ-AAC-HPV and our other product candidates;
•	the costs and timing of changes in the regulatory environment and enforcement rules;
•	the costs and timing of changes in pharmaceutical pricing and reimbursement infrastructure;
•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including any litigation costs and the results of such litigation;

•	the effect of competing technological and market developments;
•	the extent to which we enter into additional collaboration arrangements with respect to our product candidates or in-license or acquire other products and technologies;
•	the costs related to operating as a public company;
•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
•	the stability, scale and yield of our future manufacturing process as we scale-up production and formulation of our product candidates for later stages of development and commercialization;
•	the cost of establishing sales, marketing and distribution capabilities for our product candidates in regions where we choose to commercialize our products;
•	the initiation, progress, timing and results of our commercialization of SQZ-PBMC-HPV, SQZ-AAC-HPV and our other product candidates, if approved for commercial sale; and
•	the severity, duration and impact of the COVID-19 pandemic, which may adversely impact our business.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect their rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our operations, our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, redeeming our stock, making certain investments and engaging in certain merger, consolidation or asset sale transactions, among other restrictions. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

The COVID-19 pandemic has impacted, and will likely continue to impact, our operations and clinical trial execution and may materially and adversely affect our business and financial results in the future.

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 coronavirus has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the U.S. government imposed travel restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Our principal executive offices and laboratory space are located in Watertown, Massachusetts. In March 2020, the Governor of Massachusetts ordered all individuals living in the Commonwealth of Massachusetts to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. A number of other restrictive measures were subsequently implemented. Since then, certain of these restrictions have been eased or lifted in a phased in approach over time. However, the pace of reopening is measured and these government policies and directives are subject to change, including that additional, more restrictive orders, proclamations and/or directives may be issued in the future, as the effects and spread of the COVID-19 pandemic continue to evolve.

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

In addition, our ongoing Phase 1 clinical trial of SQZ-PBMC-HPV has been, and any future clinical trials may be, further affected by the COVID-19 pandemic, including:

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
•

interruptions in preclinical studies and clinical trial activities due to restricted or limited operations at our or our third-party service providers’ laboratory facilities, including the collection and analysis of data, or unavailability of raw materials;

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

•

interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product and biopsy specimens, or make such transport significantly more expensive;

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

For example, we have experienced delays in opening clinical trial sites and sites that are open may also have challenges enrolling patients due to the COVID-19 pandemic. There has also been an industry-wide slowdown in enrollment in clinical trials due to the COVID-19 pandemic and we cannot predict when enrollment will return to pre-pandemic rates. In addition, some staff that are required to conduct certain testing, such as biopsies, at our clinical sites or at third-party vendors have been required to stay at home or have been reallocated to other activities, resulting in such tests not being performed or being delayed and specimens being of insufficient quantity and quality to be properly evaluated.

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

A substantial portion of our business and future success depends on our ability to develop, obtain regulatory approval for and successfully commercialize our most advanced product candidates, SQZ-PBMC-HPV, which is currently being evaluated in a Phase 1 clinical trial, and SQZ-AAC-HPV, for which an IND was cleared by the FDA in January 2021. We currently have no products that are approved for commercial sale and have not completed the development of any product candidates, and we may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to SQZ-PBMC-HPV and SQZ-AAC-HPV, which will require additional preclinical and clinical development, management of clinical, medical affairs and manufacturing activities, obtaining regulatory approvals in multiple jurisdictions, securing of manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales from either product candidate, if approved. We cannot be certain that either SQZ-PBMC-HPV or SQZ-AAC-HPV will be successful in ongoing or future clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Even if we receive approval to market SQZ-PBMC-HPV and/or SQZ-AAC-HPV from the FDA or other regulatory bodies, we cannot be certain that such product candidates will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. Nor can we be certain that, if and when approved, the safety and efficacy profile of SQZ-PBMC-HPV, SQZ-AAC-HPV or our other product candidates will be consistent with the results observed in clinical trials.

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

Preclinical and clinical development are lengthy and uncertain, and our preclinical programs or development candidates may be delayed or terminated, or may never advance to the clinic, any of which may affect our ability to obtain funding and may have a material adverse impact on our platforms or our business.

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

Even if we are able to successfully commercialize a product candidate, we may not become profitable, and we will need to obtain additional funding through one or more equity or debt financings in order to continue operations. Revenue from the sale of any product candidate for which regulatory approval is obtained will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to get reimbursement at any price and whether we own the commercial rights for that territory. If the number of addressable patients is not as significant as we anticipate, the indication approved by regulatory authorities is narrower than we expect, the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, or the price and available third-party reimbursement are lower than anticipated, we may not generate significant revenue from sales of such products, even if approved.

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

•	the population studied in the clinical program may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;
•	we may be unable to demonstrate to the FDA, or comparable foreign regulatory authorities that a product candidate’s clinical and other benefits outweigh its safety risks;
•

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere;

•

the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•

the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our or our collaborators’ clinical data insufficient for approval.

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

If any serious adverse events occur, clinical trials or commercial distribution of any product candidates or products we develop could be suspended or terminated, and our business could be seriously harmed. Treatment-related side effects could also affect patient recruitment and the ability of enrolled patients to complete the trial or result in potential liability claims. Regulatory authorities could order us to cease further development of, deny approval of, or require us to conduct a stock recovery of, cease selling or recall any product candidates or products for any or all targeted indications. If we are required to delay, suspend or terminate any clinical trial or commercialization efforts, the commercial prospects of such product candidates or products may be harmed, and our ability to generate product revenues from them or other product candidates that we develop may be delayed or eliminated. Additionally, if one or more of our product candidates receives marketing approval and we or others later identify undesirable side effects or adverse events caused by such products, a number of potentially significant negative consequences could result, including but not limited to:

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

•

developments in trials conducted by competitors for related technology that raises FDA or foreign regulatory authority concerns about risk to patients of the technology broadly; or if the FDA or a foreign regulatory authority finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;

•	delays in recruiting, screening and enrolling patients and delays caused by patients withdrawing from clinical trials or failing to return for post-treatment follow-up;
•	difficulty collaborating with patient groups and investigators;
•

failure by our CROs, other third parties or us to adhere to clinical trial protocols; failure to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practice requirements, or GCPs, or applicable regulatory guidelines in other countries;

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. Any inability to successfully initiate or complete Phase 1 trials, or any delay in an ongoing trial, could result in additional costs to us or impair our ability to generate revenue from product sales. For example, certain of the biopsy specimens taken as part of our ongoing clinical trial for SQZ-PBMC-HPV were of insufficient quantity and quality to be properly evaluated due to the impact of COVID-19 on transportation, logistics and staffing at our sites and vendors. In addition, two vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020, and more are likely to be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may seriously harm our business.

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

Additionally, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. For example, we have experienced delays in opening clinical trial sites and sites that are open may also have challenges enrolling patients due to the COVID-19 pandemic. There has also been an industry-wide slowdown in enrollment in clinical trials due to the COVID-19 pandemic and we cannot predict when enrollment will return to pre-pandemic rates.

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

SQZ-PBMC-HPV is being evaluated and an IND was cleared by the FDA in January 2021 to evaluate SQZ-AAC-HPV in a Phase 1 clinical trial to treat HPV16+ tumors as a monotherapy and in combination with other immune-oncology agents. In the future, we may develop product candidates to be used with one or more currently approved cancer therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Additionally, as of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals. On July 16, 2020, the FDA noted that it is continuing to expedite oncology product development with its staff teleworking full-time. However, the FDA may not be able to continue its current pace, and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions the FDA is unable to complete such required inspections during the review period. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures or reallocate resources in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Risks Related to Healthcare Laws and Other Legal Compliance Matters

We are subject to extensive and costly government regulation.

Product candidates employing our technology are subject to extensive and rigorous domestic government regulation, including regulation by the FDA, the Centers for Medicare & Medicaid Services, or CMS, other divisions of the United States Department of Health and Human Services, the United States Department of Justice, state and local governments, and their respective equivalents outside of the United States. The FDA regulates the research, development, preclinical and clinical testing, manufacture, safety, effectiveness, record-keeping, reporting, labeling, packaging, storage, approval, advertising, promotion, sale, distribution, import and export of pharmaceutical products. If products employing our technologies are marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not they have obtained FDA approval for a given product and its uses. Such foreign regulation may be equally or more demanding than corresponding United States regulation.

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

Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. By way of example, the Tax Cuts and Jobs Act, or the Tax Act, was signed into law, which included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On December 14, 2018, the U.S. District Court for the Northern District of Texas ruled that the ACA is unconstitutional in its entirety because the penalty imposed by the individual mandate, which was deemed an integral part of the ACA, was reduced to $0 and effectively nullified by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear how the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal or replace the ACA will impact the ACA or our business.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011 resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, the orphan drug tax credit was reduced as part of a broader tax reform. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other healthcare funding, which could negatively affect our customers and accordingly, our financial operations.

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

Our business operations and current and future relationships with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers are and will be subject to applicable healthcare regulatory laws, which could expose us to penalties.

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

Changes in tax laws, including as a result of the 2020 United States presidential and congressional elections, may impact our future financial position and results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. In particular, the recent presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, tax legislation, regulation and government policy affecting us and our business. For example, the United States government may enact significant changes to the taxation of business entities including, among others, a permanent increase in the corporate income tax rate and the imposition of minimum taxes or surtaxes on certain types of income. No specific United States tax legislation has been proposed at this time and the likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on us or our business. To the extent that such changes have a negative impact on us or our business, these changes may materially and adversely impact our financial condition, results of operations and cash flows.

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

We will rely on third parties for the manufacture of raw materials and product candidates for our research programs, preclinical studies and clinical trials and we do not have long-term contracts with many of these parties. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any therapies that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

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

 We have collaborated and, in the future, may collaborate with third parties for the development and commercialization of our candidates. We may not succeed in establishing and maintaining collaborative relationships, which may significantly limit our ability to develop and commercialize our product candidates successfully, if at all.

We have collaborated and, in the future, may seek collaborative relationships for the development and commercialization of our product candidates. For example, we have entered into a collaborative relationship with Roche regarding the development of our initial product candidate, SQZ-PBMC-HPV. If we enter into any such arrangements with any third parties, we will likely have shared or limited control over the amount and timing of resources that our collaborators dedicate to the development or potential commercialization of any product candidates we may seek to develop with them. Our ability to generate product revenue from these arrangements with commercial entities will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into. Collaborations involving our product candidates pose the following risks to us:

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

If the patent applications we hold with respect to our programs or product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our product candidates, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize future products. Several patent applications covering our product candidates have been filed recently. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patents or whether any issued patents will be found invalid or unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by us could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop.

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

Our commercial success depends in part on our avoiding infringement, or allegations of infringement, of the patents and other proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, reexamination, and inter partes review proceedings before the United States Patent and Trademark Office, or USPTO, and similar proceedings in foreign jurisdictions, such as oppositions before the European Patent Office. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. Many companies in intellectual property-dependent industries, including the biotechnology and pharmaceutical industries, have employed intellectual property litigation as a means to gain an advantage over their competitors. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Some claimants may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us.

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

Additionally, if we fail to comply with our obligations under license agreements, our counterparties may have the right to terminate these agreements or seek damages from us, in which event we might not be able to develop, manufacture or market, or may be forced to cease developing, manufacturing or marketing, any product that is covered by these agreements or may face other penalties under such agreements. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements, or restrictions on our ability to freely assign or sublicense our rights under such agreements when it is in the interest of our business to do so, may result in our having to negotiate new or reinstated agreements with less favorable terms, cause us to lose our rights under these agreements, including our rights to important intellectual property or technology, or impede, or delay or prohibit the further development or commercialization of one or more product candidates that rely on such agreements.

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

Many of our employees have become or will soon become vested in a substantial amount of our common stock or a number of common stock options. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock, particularly after the expiration of the lock-up agreements entered into in connection with our initial public offering, or IPO. Our future success also depends on our ability to continue to attract and retain additional executive officers and other key employees.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders, if they choose to act together, will continue to have the ability to control or significantly influence all matters submitted to stockholders for approval.

Based on the number of shares of common stock outstanding as of March 11, 2021, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 42% of our outstanding voting stock. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 11, 2021, we have 27,869,821 outstanding shares of common stock. Of these shares, 19,601,562 are currently restricted as a result of securities laws or lock-up agreements entered into in connection with our IPO (which may be waived, with or without notice, by BofA Securities, Inc. and Evercore Group L.L.C.) but will become eligible to be sold at various times beginning 180 days after our IPO, and (ii) 1,090,028 are currently restricted as a result of lock-up agreements entered into in connection with our underwritten public offering in February 2021 (the “February Offering”) (which may be waived, with or without notice, by BofA Securities, Inc. and Evercore Group L.L.C.) but will become eligible to be sold at various times beginning 90 days after the February Offering, in each instance, unless held by one of our affiliates, in which case the resale of those securities will be subject to volume limitations under Rule 144 of the Securities Act, or Rule 144. Moreover, holders of an aggregate of 4,271,178 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the stockholders’ agreement between us and such holders. We have also registered shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements referred to above.

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

We have taken advantage of reduced reporting burdens in this Annual Report on Form 10-K. In particular, in this Annual Report on Form 10-K, we have provided only two years of audited financial statements and have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies.

We are a “smaller reporting company” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are considered a “smaller reporting company.” We are therefore entitled to rely on certain reduced disclosure requirements for as long as we remain a smaller reporting company, such as an exemption from providing selected financial data and certain executive compensation information and the option to present only two years of audited financial statements in our Annual Report on Form 10-K. In addition, for as long as we are a smaller reporting company with less than $100 million in annual revenue, we would be exempt from the requirement to obtain an external audit on the effectiveness of internal control over financial reporting provided in Section 404(b) of the Sarbanes-Oxley Act. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock prices may be more volatile.

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

As of December 31, 2020, we had U.S. federal net operating loss carryforwards, or NOLs, of $73.7 million, which may be available to offset future taxable income, if any, of which $11.3 million begin to expire in 2035 and of which $62.4 million do not expire but are (for taxable years beginning after December 31, 2021) generally limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2020, we had state NOLs of $71.9 million, which may be available to offset future taxable income, if any, and begin to expire in 2035. As of December 31, 2020, we also had federal and state research and development credit carryforwards of $6.3 million and $3.8 million, respectively, which will begin to expire in 2034 and 2029, respectively. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and its research and development credit carryforwards to offset future taxable income. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Sections 382 and 383 of the Code. For these reasons, we may not be able to utilize a material portion of the NOLs or research and development credit carryforwards even if we attain profitability.

General Risk Factors

An active trading market for our common stock may not continue.

It is possible that an active trading market for our shares may not be sustained, which may make it difficult for our stockholders to sell their shares without depressing the market price for the shares, or at all. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration.

The market price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for holders of our common stock.

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price they paid for it. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;
•	actual or expected changes in our growth rate relative to our competitors;
•	results of clinical trials of our product candidates or those of our competitors;
•	unanticipated serious safety concerns related to the use of our product candidates;
•	developments related to our existing or any future collaborations;
•	developments concerning our contract manufacturers and third-party suppliers;
•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
•	regulatory or legal developments in the United States and other countries;
•	development of third-party product candidates that may address our markets and make our product candidates less attractive;
•	changes in physician, hospital or healthcare provider practices that may make our product candidates less useful;
•	announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
•	changes in accounting practices;
•	ineffectiveness of our internal controls;
•	significant lawsuits, including patent or stockholder litigation;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
•	actual or expected changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K.

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

To comply with the requirements of being a public company, we have undertaken and will continue to undertake additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. In addition, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal controls over financial reporting or we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports. As a result, the market price of our common stock could be materially adversely affected.

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

Because we do not anticipate paying any cash dividends on our common shares in the foreseeable future, capital appreciation, if any, would be the sole source of gain for our stockholders.

We have never declared or paid any cash dividends on our common shares. We currently anticipate that we will retain all available funds and future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of our common shares would be the sole source of gain on an investment in our common shares for the foreseeable future.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses will increase after we are no longer an emerging growth company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. For example, operating as a public company has made and will continue to make it more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

Any litigation involving us may result in substantial costs, operationally restrict our business, and may divert management’s attention and resources, which may seriously harm our business, overall financial condition and results of operations. Insurance may not cover existing or future claims, be sufficient to fully compensate us for one or more of such claims or continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby adversely impacting our results of operations and resulting in a reduction in the trading price of our stock.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties.

Our principal office is located at 200 Arsenal Yards Blvd, Suite 210, Watertown, MA 02472, where we lease approximately 63,477 square feet of office and laboratory space. We lease this space under a lease agreement, as amended, that terminates on November 30, 2029. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has been publicly traded on The New York Stock Exchange under the symbol “SQZ” since the initial public offering of our common stock on October 30, 2020. Prior to that time, there was no public market for our common stock. As of March 11, 2021, there were 174 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common shares. We currently anticipate that we will retain all available funds and future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future.

Recent Sales of Unregistered Securities

On November 11, 2020, we issued an aggregate of 1,840 shares of common stock to Silicon Valley Bank in connection with the exercise of a warrant.

Use of Proceeds

On October 29, 2020, the SEC declared effective our registration statement on Form S-1 (File No. 333-249422), as amended, filed in connection with our IPO, or the Registration Statement. Pursuant to the Registration Statement, we registered the offer and sale of 5,073,529 shares of our common stock with a proposed maximum aggregate offering price of approximately $91.3 million. BofA Securities, Inc., Evercore Group L.L.C., Stifel, Nicolaus & Company, Incorporated and BTIG LLC acted as representatives of the underwriters for the offering. On November 3, 2020, we issued and sold 4,411,765 shares of our common stock at a price to the public of $16.00 per share. Upon completion of the IPO on November 3, 2020, we received net proceeds of approximately $65.6 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us of $2.6 million. On November 12, 2020, in connection with the full exercise of the over-allotment option granted to the underwriters of our IPO, we issued and sold 661,764 additional shares of common stock at a price of $16.00 per share, generating additional net proceeds of $9.8 million after deducting underwriting discounts of $0.7 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

The offering terminated after the sale of all securities registered pursuant to the Registration Statement. Net proceeds of approximately $72.5 million have been invested in money market funds. There has been no material change in the expected use of the net proceeds from our IPO as described in the final prospectus dated October 29, 2020 and filed with the SEC on October 30, 2020, pursuant to Rule 424(b)(4) (File No. 333-252666) of the Securities Act.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2020.

Item 6. Selected Financial Data

We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing at the end of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biotechnology company developing transformative cell therapies for patients with cancer, infectious diseases and other serious conditions. We use our proprietary technology, Cell Squeeze, to physically squeeze cells through a microfluidic chip, temporarily opening the cell membrane and enabling biologic material of interest, or cargo, to diffuse into the cell. This technology allows us to create a broad pipeline of product candidates for different diseases. We believe our Cell Squeeze technology has the potential to create well-tolerated cell therapies that can provide therapeutic benefit for patients. Our potential benefits include accelerated timelines with production time under 24 hours, compared to four to six weeks for other existing cell therapies, improved patient experience by eliminating the need for pre-conditioning or lengthy hospital stays, and broadened therapeutic impact. Our goal is to use the Cell Squeeze approach to establish a new paradigm for cell therapies. We are using Cell Squeeze to create multiple cell therapy platforms focused on directing specific immune responses. Our most advanced platform in development, SQZ Antigen Presenting Cells or SQZ APCs, is currently in a Phase 1 trial in HPV+ tumors. Our additional platforms currently in development are SQZ Activating Antigen Carriers or SQZ AACs and SQZ Tolerizing Antigen Carriers or SQZ TACs. We are leveraging each of these platforms to create differentiated product candidates that have applicability across multiple disease areas.

Since our inception, we have focused substantially all of our resources on building our Cell Squeeze technology, establishing and protecting our intellectual property portfolio, conducting research and development activities, developing our manufacturing process and manufacturing product candidate materials, preparing for and initiating clinical trials of our product candidates, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from sales of common and preferred stock, payments received under our collaboration agreements with Hoffman-La Roche Inc. and F. Hoffman La Roche Ltd., or together, Roche, and proceeds from borrowings under a convertible promissory note, which converted into shares of preferred stock. Through December 31, 2020, we have funded our operations from sales of common and preferred stock, upfront and milestone payments under our collaboration agreements with Roche and with proceeds from our initial public offering, or IPO of common stock. In November 2020, we completed our IPO pursuant to which we issued and sold 5,073,529 shares of common stock, inclusive of 661,764 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received aggregate net proceeds of approximately $75.5 million from the IPO, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which were $2.6 million. In February 2021, we completed a public offering pursuant to which we issued and sold 3,000,000 shares of common stock. We received aggregate net proceeds of approximately $56.4 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which are estimated to be $0.8 million.

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported net losses of $50.5 million and $32.2 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $126.8 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	conduct clinical trials for our product candidates, including our ongoing Phase 1 clinical trial of SQZ-PBMC-HPV and SQZ-AAC-HPV;
•	further develop our Cell Squeeze technology;
•	continue to develop additional product candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, scientific manufacturing and commercial personnel;
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
•

add operational, financial and management information systems and personnel to support our product development, clinical execution and planned future commercialization efforts, as well as to support our operation as a public company.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through the first half of 2023. See “—Liquidity and Capital Resources.”

Impact of the COVID-19 Coronavirus

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 coronavirus has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the U.S. government-imposed travel restrictions on travel between the United States, Europe and certain other countries. The COVID-19 pandemic has impacted and may continue to impact personnel at third-party manufacturing facilities or the availability or cost of materials, which would disrupt our supply chain, and it has affected and may continue to affect our ability to enroll patients in and timely complete our ongoing Phase 1 clinical trials of SQZ-PBMC-HPV and SQZ-AAC-HPV and delay the initiation of any future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. For example, we have experienced delays in receiving supplies of raw materials for our preclinical activities due to the impact of COVID-19 on our suppliers’ ability to timely manufacture these materials, and we have experienced an increase in the transportation cost of our product candidates due to the decreased availability of commercial flights. In addition, we have experienced delays in opening clinical trial sites and sites that are open may also have challenges enrolling patients due to the COVID-19 pandemic. Further, some staff that are required to conduct certain testing, such as biopsies, at our clinical sites or at third-party vendors have been required to stay at home or have been reallocated to other activities, resulting in such tests not being properly or timely performed or being delayed. In response to the public health directives and to help reduce the risk to our employees, we took precautionary measures, including implementing work-from-home policies for our administrative employees and staggered work times for our lab employees. We plan to continue these measures and are assessing when and how to resume normal operations. The effects of the public health directives and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines and future clinical trials, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, results of operations and financial condition, including our ability to obtain financing.

The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds to support our operations. Moreover, the pandemic has significantly impacted economies worldwide and could result in adverse effects on our business and operations.

We are monitoring the potential impact of the COVID-19 pandemic on our business and financial statements. To date, we have not incurred impairment losses in the carrying values of our assets as a result of the pandemic and we are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in our consolidated financial statements. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and people. The extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, financial condition, and liquidity, including planned and future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to do so for the next several years. All of our revenue to date has been derived from three collaboration agreements with Roche, which we entered into in 2015, 2017 and 2018, and, to a lesser extent, from government grants.

If our development efforts for our product candidates are successful and result in regulatory approval or license or additional collaboration agreements with third parties, we may generate revenue in the future from product sales, payments from additional collaboration or license agreements that we may enter into with third parties, or any combination thereof. We expect that our revenue for the next several years will be derived primarily from our collaboration agreements with Roche as well as any additional collaborations that we may enter into in the future. We cannot provide assurance as to the timing of future milestone or royalty payments or that we will receive any of these payments at all.

Collaboration Revenue

2017 License and Collaboration Agreement with Roche

In April 2017, we entered into a second license and collaboration agreement with Roche, or the 2017 Roche Agreement, to allow Roche to use our Cell Squeeze technology to enable gene editing of immune cells to discover new targets in cancer immunotherapy. The 2017 Roche Agreement includes several licenses granted by Roche to us and by us to Roche in order to conduct a specified research program in accordance with a specified research plan.

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

We assessed our accounting for the 2017 Roche Agreement under ASC 606 and identified the following promises under the agreement: (i) a non-exclusive license granted to Roche to perform research related to and use our Cell Squeeze technology for gene editing of immune cells; (ii) specified research and development services related to gene editing of immune cells through the research term; (iii) manufacturing activities to support the specified research plan; and (iv) participation on a joint research committee, or JRC. We concluded at the outset of the 2017 Roche Agreement that the first three promises should be combined into a single performance obligation and that the JRC participation had an immaterial impact on the accounting model.

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

During the years ended December 31, 2020 and 2019, there were no significant changes in the total estimated costs expected to be incurred to satisfy the performance obligation under the 2017 Roche Agreement and we recognized revenue of $0.5 million and $0.7 million, respectively, under the 2017 Roche Agreement. As of December 31, 2020 and 2019, we recorded as a contract liability, deferred revenue related to the 2017 Roche Agreement of $1.2 million and $1.7 million, respectively, of which $0.8 million and $0.7 million, respectively, were current liabilities. As of December 31, 2020 and 2019, the research and development services related to the performance obligation were expected to be performed over a remaining period of approximately 1.5 and 2.5 years, respectively.

2018 License and Collaboration Agreement with Roche

In October 2018, we entered into a third license and collaboration agreement with Roche, or the 2018 Roche Agreement, to jointly develop certain products based on mononuclear antigen presenting cells, or APCs, including human papilloma virus, or HPV, using our SQZ APC platform for the treatment of oncology indications. We granted Roche a non-exclusive license to our intellectual property, and Roche granted us a non-exclusive license to its and its affiliates’ intellectual property for the purpose of performing research activities. In connection with this agreement, the parties terminated the original Roche Agreement entered into in 2015.

Under the 2018 Roche Agreement, Roche was granted option rights to obtain an exclusive license to develop APC products or products derived from the collaboration programs on a product-by-product basis in oncology and to develop a Tumor Cell Lysate, or TCL, product. For each of the APC products and TCL product, once Roche exercises its option and pays a specified incremental amount, Roche will receive worldwide, exclusive commercialization rights for the licensed products, subject to our alternating option to retain U.S. APC commercialization rights. Through December 31, 2020, Roche had not exercised any of its options under the 2018 Roche Agreement.

Under the 2018 Roche Agreement, we received an upfront payment of $45.0 million and are eligible to receive (i) reimbursement of a mid double-digit percentage of our development costs; (ii) aggregate milestone payments on a product-by-product basis of up to $1.6 billion upon the achievement of specified milestones, consisting of up to $217.0 million of development milestone payments, up to $240.0 million of regulatory milestone payments and up to $1.2 billion of sales milestone payments; and (iii) tiered royalties on annual net sales of APC and TCL products licensed under the agreement at specified rates ranging from a mid single-digit percentage to a percentage in the mid twenties. We received the upfront payment of $45.0 million in October 2018 upon execution of the agreement. In addition, during the second quarter of 2019, we received a payment of $10.0 million following the achievement of the first development milestone under the 2018 Roche Agreement related to submission by us of preclinical data to the U.S. Food and Drug Administration, or FDA, and during the first quarter of

2020, we received a payment of $20.0 million following the achievement of the second development milestone under the 2018 Roche Agreement related to first-patient dosing in a Phase 1 clinical trial. For additional information on the 2018 Roche Agreement, see “Business—Collaboration, Research and License Agreements—Roche Collaboration.”

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

During the year ended December 31, 2020, the total estimated costs expected to be incurred to satisfy the performance obligations under the 2018 Roche Agreement increased by $7.3 million. During the year ended December 31, 2019, the total estimated costs expected to be incurred to satisfy the performance obligations increased by $21.0 million. We recognized revenue of $20.5 million and $18.6 million during the years ended December 31, 2020 and 2019, respectively, under the 2018 Roche Agreement. As of December 31, 2020 and 2019, we recorded as a contract liability deferred revenue related to the 2018 Roche Agreement of $44.0 million and $43.2 million, respectively, of which $24.7 million and $15.7 million, respectively, were current liabilities. As of December 31, 2020, the research and development services related to the first and second performance obligations were expected to be performed over remaining periods ranging from 1.0 years to 1.5 years. The expected remaining period of performance of our research and development services related to the third performance obligation is not currently determinable until TCL research activities resume, or the 2018 Roche Agreement is modified by us and Roche.

For additional information regarding our accounting for the three collaboration agreements with Roche, see “—Critical Accounting Policies and Significant Judgments and Estimates—Revenue Recognition for License and Collaboration Arrangements” and “Business—Collaboration, Research and License Agreements—Roche Collaboration.”

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
•

the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration, or FDA, or any comparable foreign regulatory authority;

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

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our cash equivalents and marketable securities balances. We expect that our interest income will increase as we invest the cash received from the net proceeds from our IPO in November 2020 and our public offering in February 2021.

Other Income (Expense), Net

Other income (expense), net consists of miscellaneous income and expense unrelated to our core operations.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss, or NOL, carryforwards and tax credit carryforwards will not be realized. As of December 31, 2020, we had U.S. federal NOL carryforwards of $73.7 million, which may be available to offset future taxable income, of which $11.3 million begin to expire in 2034 and of which $62.4 million do not expire but are (for taxable years beginning after December 31, 2020) generally limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2020, we had state NOL carryforwards of $71.9 million, which may be available to offset future taxable income and begin to expire in 2035. As of December 31, 2020, we also had U.S. federal and state research and development tax credit carryforwards of $6.3 million and $3.8 million which will begin to expire in 2034 and 2029, respectively. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, was passed by the U.S. Congress and signed into United States law. The CARES Act, among other things, includes certain provisions for individuals and corporations (including a suspension on the application of the 80% limitation described above for taxable years beginning prior to January 1, 2021), and technical amendments for qualified improvement property, or QIP. While we accelerated tax depreciation expenses due to the technical amendments made by the CARES Act to QIP, this and other CARES Act benefits did not materially impact our income tax provisions in the periods presented.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	YEAR ENDED DECEMBER 31,
	2020	2019	CHANGE
	(in thousands)
Revenue:
Collaboration revenue	$20,998	$19,318	$1,680
Grant revenue	—	791	(791)
Total revenue	20,998	20,109	889
Operating expenses:
Research and development	51,545	36,102	15,443
General and administrative	20,511	18,272	2,239
Total operating expenses	72,056	54,374	17,682
Loss from operations	(51,058)	(34,265)	(16,793)
Other income (expense):
Interest income	550	2,070	(1,520)
Other income (expense), net	(13)	(7)	(6)
Total other income, net	537	2,063	(1,526)
Net loss	$(50,521)	$(32,202)	$(18,319)

Revenue

Total revenue was $21.0 million for the year ended December 31, 2020, compared to $20.1 million for the year ended December 31, 2019. The increase in total revenue of $0.9 million was due to the increase in collaboration revenue of $1.7 million, which was offset by a decrease in grant revenue. Collaboration revenue increased by $1.7 million due to an increase in research and development services performed by us under those agreements. We recognize revenue for those arrangements using an input measure, comparing our cumulative costs incurred to our total estimated costs of the research, development and manufacturing activities, as applicable, on each program. In the first quarter of 2019, we became entitled to receive a payment of $10.0 million upon the achievement of the first development milestone under the 2018 Roche Agreement, of which $2.5 million was recognized during the year ended December 31, 2019. In the fourth quarter of 2019, we included the $20.0 million payment due upon the then-expected achievement of the second development milestone under the 2018 Roche Agreement in our estimate of the transaction price for the 2018 Roche Agreement. As a result, we recorded a cumulative catch-up adjustment to collaboration revenue of $5.0 million during the three months and year ended December 31, 2019. During the years ended December 31, 2020 and 2019, we recognized total revenue of $20.5 million and $18.6 million, respectively, under the 2018 Roche Agreement (inclusive of the $2.5 million and $5.0 million amounts described above). During the years ended December 31, 2020 and 2019, we recognized total revenue of $0.5 million and $0.7 million, respectively, under the 2017 Roche Agreement.

Grant revenue decreased by $0.8 million from the year ended December 31, 2019 compared to the same period in 2020. Grant revenue decreased in 2020 because we did not yet complete all the steps that would allow us to submit a request for reimbursements of qualifying expenses under our existing government grants during the year ended December 31, 2020.

Research and Development Expenses

	YEAR ENDED DECEMBER 31,
	2020	2019	CHANGE
	(in thousands)
Direct research and development expenses by program:
SQZ-PBMC-HPV	$14,973	$10,819	$4,154
SQZ-AAC-HPV	7,470	2,072	5,398
APC—other	1,581	823	758
Other programs	3,534	3,069	465
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	14,694	11,252	3,442
Facility related	4,948	2,466	2,482
Laboratory and consumable materials	1,212	2,203	(991)
Third-party licensing fees	—	713	(713)
Platform-related external services and other	3,133	2,685	448
Total research and development expenses	$51,545	$36,102	$15,443

Research and development expenses were $51.5 million for the year ended December 31, 2020, compared to $36.1 million for the year ended December 31, 2019. The direct costs related to our SQZ-PBMC-HPV program increased by $4.2 million primarily due to our Phase 1 clinical trial of SQZ-PBMC-HPV in patients with HPV, which was initiated in January 2020. These direct costs in the year ended December 31, 2020 included a full year of the costs of a dedicated suite at a contract manufacturing as compared to three months of similar costs in 2019. Direct costs incurred for our SQZ-AAC-HPV program increased by $5.4 million due to higher laboratory, consumable, raw materials, as well as costs incurred to transfer technical know-how to our contract manufacturing site.  Our APC-other programs and our other programs increased by $0.8 million and $0.5 million, respectively, both due to higher laboratory and consumable materials expenses and raw materials expenses.

The increase in personnel-related costs of $3.4 million was primarily due to increased headcount in our research and development function. Personnel-related costs for the year ended December 31, 2020 and 2019 included stock-based compensation expense of $1.2 million and $0.7 million, respectively. Facility-related costs increased by $2.5 million primarily due to an increase in rent, utilities, maintenance, insurance, and information technology expenses due to the growth of our company. Laboratory and consumable materials expenses for general usage fluctuate from period to period based on the timing of our purchases made. We expense the costs of materials when purchased because they have no alternative future use. The laboratory and consumables materials expenses decreased by $1.0 million during the year ended December 31, 2020 compared to the year ended December 31, 2019 due to more purchases being made by us in 2019 than in 2020. Third-party licensing fees decreased by $0.7 million primarily due to a greater amount of sublicense income being earned from Roche in 2019 than in 2020, resulting in higher expenses recognized in 2019 than in 2020 in relation to the sublicense terms of our license agreement with MIT. The increase in platform-related external services and other costs of $0.4 million was primarily due to our expansion of testing to support product candidate selection and an increase in platform development activities.

General and Administrative Expenses

	YEAR ENDED DECEMBER 31,
	2020	2019	CHANGE
	(in thousands)
Personnel related (including stock-based compensation)	$8,971	$6,839	$2,132
Professional and consultant fees	5,022	5,784	(762)
Patent related	2,424	1,560	864
Facility related and other	4,094	4,089	5
Total general and administrative expenses	$20,511	$18,272	$2,239

General and administrative expenses for the year ended December 31, 2020 were $20.5 million, compared to $18.3 million for the year ended December 31, 2019. Personnel-related costs increased by $2.1 million primarily due to an increase in stock-based compensation expense. Personnel-related costs for the years ended December 31, 2020 and 2019 included stock-based compensation expense of $2.4 million and $1.4 million, respectively. Professional and consultant fees decreased by $0.8 million due to the timing of the capitalization of legal costs incurred as a result of our preparation for becoming a public company. Patent-related costs increased by $0.9 million in the year ended December 31, 2020 as compared to the year ended December 31, 2019 as a result of increased legal costs related to intellectual property protections, primarily consisting of patent application and maintenance costs in the United States and internationally in the year ended December 31, 2019.

Interest Income

Interest income for the years ended December 31, 2020 and 2019 was $0.6 million and $2.1 million, respectively. The decrease in interest income was due to a decrease in interest rates as well as lower average cash balances invested in marketable securities during 2020 as compared to 2019.

Other Income (Expense), Net

Other income (expense) was not significant for both the years ended December 31, 2020 and 2019.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for the next several years, if at all. Through December 31, 2020, we have funded our operations from the sales of our common and preferred stock, upfront and milestone payments under our collaboration agreements with Roche, and with proceeds from our IPO. In November 2020, we completed our IPO pursuant to which we issued and sold 5,073,529 shares of common stock, inclusive of 661,764 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received aggregate net proceeds of approximately $75.5 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which were $2.6 million. As of December 31, 2020, we had cash and cash equivalents of $170.4 million. In February 2021, we completed a public offering pursuant to which we issued and sold 3,000,000 shares of common stock. We received aggregate net proceeds of approximately $56.4 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which are estimated to be $0.8 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	YEAR ENDED DECEMBER 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(43,151)	$(33,491)
Net cash provided by (used) in investing activities	57,823	(12,848)
Net cash provided by financing activities	116,416	26,038
Net increase (decrease) in cash, cash equivalents and restricted cash	$131,088	$(20,301)

Operating Activities

During the year ended December 31, 2020, operating activities used $43.2 million of cash, primarily resulting from our net loss of $50.5 million and changes in our operating assets and liabilities of $7.3 million partially offset by net non-cash charges of $14.6 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2020 consisted of a $2.9 million increase in prepaid expenses and other current assets, and a $9.0 million decrease in operating lease liabilities, partially offset by a $0.4 million increase in accrued expenses and a $4.7 million increase in deferred revenue.

During the year ended December 31, 2019, operating activities used $33.5 million of cash, primarily resulting from our net loss of $32.2 million and changes in our operating assets and liabilities of $6.8 million, partially offset by net non-cash charges of $5.5 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2019 consisted primarily of a $5.3 million decrease in operating lease liabilities, a $4.9 million decrease in deferred revenue primarily due to the amounts of revenue we recognized in the year under the 2017 and 2018 Roche Agreements, a $1.0 million increase in accounts receivable and a $0.6 million increase in prepaid expenses and other current assets, partially offset by a $3.4 million increase in accrued expenses and a $1.7 million increase in accounts payable.

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

Investing Activities

During the year ended December 31, 2020, net cash provided by investing activities was $57.8 million, consisting of maturities of marketable securities of $59.0 million, partially offset by purchases of property and equipment of $1.2 million.

During the year ended December 31, 2019, net cash used in investing activities was $12.8 million, consisting of purchases of marketable securities of $115.9 million and purchases of property and equipment of $2.2 million, partially offset by maturities of marketable securities of $105.2 million.

The purchases of property and equipment in each period were primarily for equipment purchases and leasehold improvements related to the expansion of our research and development activities and the growth of our business.

Financing Activities

During the year ended December 31, 2020, net cash provided by financing activities was $116.4 million, consisting primarily of net proceeds from our IPO of $72.9 million, net proceeds from the issuance of Series D preferred stock of $42.0 million, and stock option exercises of $0.4 million.

During the year ended December 31, 2019, net cash provided by financing activities was $26.0 million, consisting primarily of net proceeds from our issuance of Series D preferred stock in December 2019.

Funding Requirements

We expect that our expenses will increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. The timing and amount of our operating and capital expenditures will depend largely on:

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

We believe that our existing cash and cash equivalents, including the net proceeds from our IPO in November 2020 and our public offering in February 2021 will enable us to fund our operating expenses and capital expenditure requirements through the first half of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we would be required to delay, scale back or discontinue our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

Under license agreements with MIT and Erytech, we are obligated to pay annual license fees and to make contingent milestone and royalty payments. Under our license agreement with MIT, we are obligated to make aggregate milestone payments of up to $1.8 million upon the achievement of specified milestones, consisting of up to $0.8 million of development milestone payments and up to $1.0 million of regulatory milestone payments, as well as to pay royalties of low single-digit percentages of (i) our, and any of our affiliates’ and sublicensees’, net sales of licensed products in the research field and (ii) our, and any of our affiliates’, net sales of licensed products in the therapeutic field. In addition, we are obligated to pay annual license maintenance fees of less than $0.1 million per year. For additional information on our license with MIT, see “Business—Collaboration, Research and License Agreements—MIT License Agreement.”

Under our license agreement with Erytech, we are obligated to make aggregate milestone payments of up to $6.0 million upon the achievement of specified milestones, consisting of up to $1.0 million of development milestone payments and up to $5.0 million of regulatory milestone payments, for the first licensed product to achieve the specified milestones and payments of up to $50.0 million upon the achievement of specified sales milestones for all licensed products successfully developed under the agreement for each indication. In addition, we are obligated to pay tiered royalties ranging in the low single-digit percentages of annual net sales for each licensed product or licensed indication sold by us or our affiliates.

Under the 2018 Roche Agreement, if Roche exercises one of its options, then for each antigen product candidate for which Roche commercializes outside of the United States and we commercialize in the United States, we are obligated to pay Roche tiered royalties on net sales of such product candidate in the United States. The amount, timing and likelihood of such payments are not known. See “Business—Collaboration, Research and License Agreements—Roche Collaboration.”

We enter into contracts in the normal course of business with CMOs, CROs and other third parties for preclinical research studies, manufacturing, clinical trials and testing. These contracts do not contain minimum purchase commitments and are cancelable by us upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition for License and Collaboration Arrangements

Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract, determine which goods or services are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, that performance obligation is satisfied.

We enter into licensing arrangements that are within the scope of ASC 606, under which we may exclusively license to third parties rights to research, develop, manufacture and commercialize our product candidates. The terms of these arrangements typically include payment to us of one or more of the following: nonrefundable, upfront license fees; reimbursement of certain costs; customer option exercise fees; development, regulatory and sales milestone payments; and royalties on net sales of licensed products. The payment terms under our existing licensing arrangements are 60 days.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under our arrangements, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the assessment of the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, we satisfy each performance obligation. As part of the accounting for these arrangements, we must use significant judgment to determine: (a) the performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; and (c) the standalone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. We also use judgment to determine whether milestone payments or other variable consideration, except for royalties and sales-based milestones, should be included in the transaction price, as described below. The transaction price is allocated to each performance obligation based on the relative standalone selling prices of each performance obligation in the contract, and we recognize revenue based on those amounts when, or as, the performance obligations under the contract are satisfied.

The standalone selling price is the price at which an entity would sell a promised good or service separately to a customer. We estimate the standalone selling price of each of the identified performance obligations in our customer contracts, maximizing the use of observable inputs. Because we have not sold the same goods or services in our contracts separately to any customers on a standalone basis and there are no similar observable transactions in the marketplace, we estimate the standalone selling price of each performance obligation in our customer arrangements based on our estimate of costs to be incurred to fulfil our obligations associated with the performance, plus a reasonable margin.

We have determined that our only contract liability under ASC 606 is deferred revenue. Amounts received prior to revenue recognition are recorded as deferred revenue in the consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion, in the consolidated balance sheets.

Exclusive Licenses

If the license to our intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, we recognize revenue from nonrefundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. In assessing whether a promise or performance obligation is distinct from the other promises, we consider factors such as the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, we consider whether the collaboration partner can benefit from a promise for its intended purpose without the receipt of the remaining promises, whether the value of the promise is dependent on the unsatisfied promises, whether there are other vendors that could provide the remaining promises, and whether it is separately identifiable from the remaining promises. For licenses that are combined with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of progress and related revenue recognition. The measure of progress, and the resulting periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the research, development and licensing arrangement. Such a change could have a material impact on the amount of revenue we record in future periods. Under our existing license and collaboration agreements, we have concluded that the transfer of control to the customer occurs over the time period that the research and development services are to be provided by us, and this cost-to-cost method is, in management’s judgment, the best measure of progress towards satisfying the performance obligation.

Research and Development Services

The promises under our license and collaboration arrangements often include research and development services to be performed by us on behalf of the partner. Payments or reimbursements resulting from our research and development efforts are estimated at the outset of the arrangement and considered part of the transaction price that is subsequently recognized as revenue because we are the principal in the arrangement for such efforts.

Customer Options

If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services, we evaluate the customer options to determine if they are material rights at the outset of each arrangement. Options to acquire additional goods or services for free or at a discount are deemed to be material rights. If the goods and services underlying the customer options are not determined to be material rights, these customer options are not considered to be performance obligations in the arrangement because they are contingent upon exercise of the option. If the customer options are determined to be a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. We allocate the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised.

Milestone Payments

At the inception of each arrangement that includes potential research, development or regulatory milestone payments, we evaluate whether the milestones are considered likely to be met and estimate the amount to be considered for inclusion in the transaction price using the most-likely-amount method. If it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur, the associated milestone payment value is included in the transaction price. For milestone payments due upon events that are not within the control of us or the licensee, such as regulatory approvals, we are not able to assert that it is likely that the regulatory approval will be granted and that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur until those approvals are received. In making this assessment, we evaluate factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the particular milestone. There is considerable judgment involved in determining whether it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur. At the end of each subsequent reporting period, we reevaluate the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price of the arrangement. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the amounts of revenue and earnings in the period of adjustment.

Royalties

For arrangements that include sales-based royalties, including milestone payments due upon first commercial sales or based on a level of sales, that are the result of a customer-vendor relationship and for which the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) the occurrence of the related sales or (ii) the date upon which the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, we have not recognized any royalty revenue from any of our licensing arrangements.

Information regarding management’s judgments and estimates applied in our accounting for our collaboration agreements with Roche in accordance with ASC 606 is summarized below. For additional information, see “—Components of Our Results of Operations—Revenue” and Note 12 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K.

2017 License and Collaboration Agreement with Roche

In April 2017, we entered into the 2017 Roche Agreement. Under the agreement, we received an upfront payment of $5.0 million as a technology access fee and are entitled to (i) payments of up to $1.0 million, in two tranches of $0.5 million, as reimbursement for our research costs; (ii) milestone payments of up to $7.0 million upon the achievement of specified development milestones; and (iii) annual maintenance fees ranging from $0.5 million to $0.9 million for each year following the fifth anniversary of the effective date, subject to specified prepayment discounts. Both we and Roche have specified obligations for performance during the term of the agreement.

We assessed our accounting for the 2017 Roche Agreement under ASC 606 as the transactions underlying the agreement were deemed to be transactions with a customer. We identified the following promises under the 2017 Roche Agreement: (i) a non-exclusive license granted to Roche to perform research related to and use our Cell Squeeze technology for gene editing of immune cells; (ii) specified research and development services related to gene editing of immune cells through the research term; (iii) manufacturing activities to support the specified research plan; and (iv) participation on a JRC. The annual maintenance fees described above were determined by us to be optional renewal payments. We concluded that each of the promises under the agreement was not distinct from the other promises in the arrangement. The research license was determined to not be distinct from the research and manufacturing activities primarily as a result of Roche being unable to benefit on its own or with other resources reasonably available in the marketplace because the license to our intellectual property requires significant specialized capabilities in order to be further developed, the research services necessary to develop the product are highly specialized, and our proprietary Cell Squeeze technology is a key capability of that development. The research and manufacturing services were determined not to be distinct because the promise under the agreement is to complete research and development, inclusive of the manufacturing. In addition, we determined that the impact of participation on the JRC was insignificant and had an immaterial impact on the accounting model. As such, we concluded that the first three promises should be combined into a single performance obligation. Based on these assessments, we identified one distinct performance obligation at the outset of the 2017 Roche Agreement.

As of entering into the 2017 Roche Agreement, we assessed whether the 2017 Roche Agreement was, for accounting purposes, a modification of the 2015 Roche Agreement or a separate contract and concluded that it was a separate contract because (i) the programs under the 2017 Roche Agreement were entirely new and distinct and are separate from programs under the 2015 Roche Agreement, (ii) the 2017 Roche Agreement and 2015 Roche Agreement were not negotiated together as a package with a single commercial objective and (iii) the amount of consideration paid under the 2017 Roche Agreement and 2015 Roche Agreement are not dependent on the price or performance under the other agreement. In addition, we determined that the upfront payment of $5.0 million as well as the expected reimbursable costs of $1.0 million constituted the entirety of the consideration to be included in the transaction price. The potential milestone payments that we may be eligible to receive were initially excluded from the transaction price of the arrangement as all development milestone payments did not meet the criteria for inclusion using the most-likely-amount method. We reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, we will adjust our estimate of the transaction price. We received the upfront payment of $5.0 million in April 2017 upon execution of the agreement. We also received the payments of $0.5 million in each of 2017 and 2018 related to our reimbursable research costs. In addition, during the third quarter of 2018, we received a payment of $2.0 million following the achievement of the first development milestone under the agreement related to Roche’s validation of preclinical proof of concept. This amount was added to our estimate of the transaction price as of the second quarter of 2018, when we determined that achievement of the milestone was “most likely” and that it was probable that a significant reversal in the amount of cumulative revenue recognized would not occur, and as a result, we recorded a cumulative catch-up adjustment to collaboration revenue of $1.1 million during the year ended December 31, 2018.

We recognize revenue associated with the performance obligation as the research, development and manufacturing services are provided using an input method, based on the cumulative costs incurred compared to the total estimated costs expected to be incurred to satisfy the performance obligation. The transfer of control to the customer occurs over the time period that the research and development services are to be provided by us, and this cost-to-cost method is, in management’s judgment, the best measure of progress towards satisfying the performance obligation. The amounts received from Roche that have not yet been recognized as revenue are deferred as a contract liability in our consolidated balance sheet and will be recognized over the remaining research and development period until the performance obligation is satisfied.

2018 License and Collaboration Agreement with Roche

In October 2018, we entered into the 2018 Roche Agreement. Under the agreement, Roche was granted option rights to obtain an exclusive license to develop APC products or products derived from the collaboration programs on a product-by-product basis for oncologic indications. These option rights are exercisable upon the achievement of clinical Phase 1 proof of concept and expire, if unexercised, as of a date specified in the agreement. In addition, Roche was granted an option right to obtain an exclusive license to develop a TCL product. This option right is exercisable upon the achievement of clinical proof of concept and expires, if unexercised, as of a date specified in the agreement. For each of the APC products and TCL product, once Roche exercises its option and pays a specified incremental amount ranging from $15.0 million to $50.0 million for APC products and of $100.0 million for the TCL product, Roche will receive worldwide, exclusive commercialization rights for the licensed products, subject to our alternating option to retain U.S. APC commercialization rights. Through December 31, 2020, Roche had not exercised any of its options under the 2018 Roche Agreement.

Under the 2018 Roche Agreement, we received an upfront payment of $45.0 million and are eligible to receive (i) reimbursement of a mid double-digit percentage of our development costs; (ii) aggregate milestone payments on a product-by-product basis of up to $1.6 billion upon the achievement of specified milestones, consisting of up to $217.0 million of development milestone payments, up to $240.0 million of regulatory milestone payments and up to $1.2 billion of sales milestone payments; and (iii) tiered royalties on annual net sales of APC and TCL products licensed under the agreement at specified rates ranging from a mid single-digit percentage to percentage in the low twenties. We received the upfront payment of $45.0 million in October 2018 upon execution of the agreement. In addition, during the second quarter of 2019, we received a payment of $10.0 million following the achievement of the first development milestone under the 2018 Roche Agreement related to submission by us of preclinical data to the FDA, and during the first quarter of 2020, we received a payment of $20.0 million following the achievement of the second development milestone under the 2018 Roche Agreement related to first-patient dosing in a Phase 1 clinical trial.

We assessed our accounting for the 2018 Roche Agreement in accordance with ASC 606 and concluded that Roche is a customer prior to the exercise of any of its options under the agreement. We also identified the following promises under the 2018 Roche Agreement: (i) a non-exclusive license granted to Roche to use our intellectual property and collaboration compounds to conduct research activities related to the research plans under the 2018 Roche Agreement; (ii) specified research and development services related to HPV through Phase 1 clinical trials under a specified research plan; (iii) manufacturing of our SQZ APC platform and equipment in order to support the HPV research plan; (iv) specified research and development services on next-generation APCs under a research plan; (v) specified research and development services on TCL under a research plan; and (vi) participation on a JSC.

We concluded that, in the case of each performance obligation, the license to our intellectual property was not distinct as a result of Roche being unable to benefit from the license on its own or with other resources reasonably available in the marketplace because the license to our intellectual property requires significant specialized capabilities in order to be further developed. We concluded that the license to our intellectual property, research and development activities related to HPV, and manufacturing of our SQZ APC platform and equipment related to HPV were not distinct from each other because the research and manufacturing activities together customize and significantly modify the underlying technology. As such, we determined that each of these related promises under the agreement was not distinct from the others in this group and should be combined into a single performance obligation. We also concluded that the license to our intellectual property and the research and development activities on next-generation APCs were not distinct from each other because the research and development activities customize and significantly modify the underlying technology. As such, we determined that these related promises should be combined into a single performance obligation. Further, we concluded that the license to our intellectual property and the research and development activities on TCL were not distinct from each other because the research and development activities customize and significantly modify the underlying technology. As such, we determined that these related promises should be combined into a single performance obligation. We concluded that the three performance obligations were distinct from each other as they are separate programs and are unrelated. In addition, we determined that the impact of participation on the JSC was insignificant and had an immaterial impact on the accounting model.

Finally, we evaluated the option rights for licenses to develop, manufacture and commercialize the collaboration targets to determine whether these options provide Roche with any material rights for accounting purposes. We concluded that the option exercise prices were not below respective standalone selling prices, and, therefore, the options were marketing offers that do not provide material rights under ASC 606. Accordingly, the options were excluded as performance obligations at the outset of the 2018 Roche Agreement and will be accounted for as separate accounting contracts if and when each option exercise occurs.

Based on these assessments, we identified three performance obligations at the outset of the 2018 Roche Agreement: (1) the license to our intellectual property, the research and development activities related to HPV through Phase 1 clinical trials under a specified research plan, and the manufacturing of our SQZ APC platform and equipment in order to support the HPV research plan, or the first performance obligation; (2) the license to our intellectual property and the research and development activities on next-generation APCs, or the second performance obligation; and (3) the license to our intellectual property and the research and development activities on TCL, or the third performance obligation.

As of entering into the 2018 Roche Agreement, we assessed whether the 2018 Roche Agreement was, for accounting purposes, a modification of the two prior Roche agreements or a separate contract and concluded that it was a modification of the 2015 Roche Agreement. At the termination of the 2015 Roche Agreement, all deliverables were submitted to Roche for review, and as such, we completed all of our obligations under the 2015 Roche Agreement. Because the obligations under the 2015 Roche Agreement were completed at its termination and all arrangement consideration had been recognized as revenue, the accounting treatment as a modification determined by us would result in the same measurement and recognition patterns as would a separate contract. Further, we concluded that the 2018 Roche Agreement was a separate contract from the 2017 Roche Agreement because (i) we contracted to provide distinct goods and services associated with our gene editing platform to discover new targets in cancer immunotherapy, (ii) the 2018 Roche Agreement and 2017 Roche Agreement were not negotiated together as a package with a single commercial objective and (iii) the amount of consideration paid under the 2018 Roche Agreement and 2017 Roche Agreement are not dependent on the price or performance under the other agreement. In addition, we determined that the upfront payment of $45.0 million as well as the reimbursable costs of $10.8 million estimated by us constituted the entirety of the consideration to be included in the transaction price. This transaction price of $55.8 million was initially allocated to the three performance obligations based on the relative standalone selling price of each obligation. The potential milestone payments that we may be eligible to receive were excluded from the transaction price at the outset of the arrangement because (i) all development and regulatory milestone payments did not meet the criteria for inclusion using the most-likely-amount method and (ii) we recognize as revenue sales-based royalties and milestone payments at the later of the occurrence of the related sales or the date upon which the performance obligation has been satisfied because we believe that the license is the predominant item to which the royalties relate and have applied the sales-based royalty exception. We reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, we will adjust our estimate of the transaction price.

We determined the standalone selling price of each performance obligation under the 2018 Roche Agreement based on our estimate of our costs to be incurred to fulfil the research, development and manufacturing obligations associated with each of the three performance obligations, plus a reasonable margin.

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

In October 2019, we received clearance from the FDA for our IND for our lead clinical program under the 2018 Roche Agreement. As a result of this IND clearance and progress made toward beginning clinical trials, we concluded as of December 31, 2019 that the achievement in the first quarter of 2020 of a milestone resulting in receipt of a payment of $20.0 million due upon first-patient dosing in a Phase 1 clinical trial under the 2018 Roche Agreement was “most likely” and that it was probable that a significant reversal in the amount of cumulative revenue recognized would not occur. We therefore included the $20.0 million payment in our estimate of the transaction price for the 2018 Roche Agreement in the fourth quarter of 2019 and recorded a cumulative catch-up adjustment to collaboration revenue of $5.0 million during the three months and year ended December 31, 2019. In first quarter of 2020, we received the $20.0 million milestone payment from Roche.

During the fourth quarter of 2019, we evaluated our overall program priorities and determined that in 2020 we would continue to focus our resources on progressing the specified APC programs related to the 2018 Roche Agreement as well as our AAC and TAC platforms. As a result of our continuing focus on these specific programs, we reduced the level of priority of the TCL research activities under the 2018 Roche Agreement and expect to perform such TCL research activities over a longer time period than as originally expected under the research plan of the agreement. Consequently, in the fourth quarter of 2019, we reclassified $5.3 million of our current deferred revenue to non-current deferred revenue in our consolidated balance sheet, and such non-current deferred revenue will remain unrecognized as revenue until TCL research activities resume or the 2018 Roche Agreement is modified by us and Roche.

We separately recognize revenue associated with each of the three performance obligations as the research, development and manufacturing services are provided using an input method, based on the cumulative costs incurred compared to the total estimated costs expected to be incurred to satisfy each performance obligation. The transfer of control to the customer occurs over the time period that the research and development services are to be provided by us, and this cost-to-cost method is, in management’s judgment, the best measure of progress towards satisfying each performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability in our consolidated balance sheet and will be recognized over the remaining research and development period until each performance obligation is satisfied.

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. At each period end, we corroborate the accuracy of these estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include those related to fees paid to:

•	vendors in connection with preclinical development activities;
•	CMOs in connection with the process development and scale-up activities and the production of preclinical and clinical trial materials; and
•	CROs in connection with clinical trials.

We record the expense and accrual related to contract research and manufacturing based on our estimates of the services received and efforts expended considering a number of factors, including our knowledge of the progress towards completion of the research, development and manufacturing activities; invoicing to date under the contracts; communication from the CMOs, CROs and other companies of any actual costs incurred during the period that have not yet been invoiced; and the costs included in the contracts and purchase orders. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Stock-Based Compensation

We measure stock-based awards granted to employees, non-employees and directors based on their fair value on the date of the grant using the Black-Scholes option-pricing model for options or the difference between the purchase price per share of the award, if any, and the fair value of our common stock for restricted common stock awards. Compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period of the award for employees and directors and the period during which services are performed for non-employees. We use the straight-line method to record the expense of awards with service-based vesting conditions.

The Black-Scholes option-pricing model uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options, and our expected dividend yield.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2020, we had cash and cash equivalents of $170.4 million, which consisted of cash and money market funds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these balances, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Our operations may be subject to inflation in the future.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those financial statements is found in Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The information required by this Item 9 was previously reported in our final prospectus dated October 29, 2020 and filed with the SEC on October 30, 2020, pursuant to Rule 424(b)(4) (File No. 333-252666) of the Securities Act,

Item 9A. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act, and our unaffiliated market capitalization exceeds $700 million.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information About our Executive Officers and Directors

The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Annual Report on Form 10-K):

Name	Age	Position
Armon Sharei, Ph.D.	33	President, Chief Executive Officer and Director
Teri Loxam	49	Chief Financial Officer
Lawrence Knopf	59	General Counsel
Oliver Rosen, M.D.	56	Chief Medical Officer
Howard Bernstein, M.D., Ph.D.	63	Chief Scientific Officer
David First	57	Chief People Officer
Micah Zajic	40	Chief Business Officer
Amy W. Schulman	60	Chair and Director
Paul Bolno, M.D.	47	Director
Eric Moessinger	39	Director
Klavs F. Jensen, Ph.D.	68	Director
Marc Elia	45	Director
Pushkal Garg, M.D.	53	Director
Marc Schegerin, M.D.	45	Director
Sapna Srivastava, Ph.D.	50	Director

Executive Officers

Armon Sharei, Ph.D. has served as our Chief Executive Officer since January 2015, a member of our Board since March 2013 and was the lead inventor of our core technology and a founder of our company. Dr. Sharei holds a Ph.D. in Chemical Engineering from the Massachusetts Institute of Technology, as well as a B.S. with Honors and Distinction in Chemical Engineering from Stanford University. We believe that Dr. Sharei’s experience in the industry and knowledge of our company qualify him to serve on our Board.

Teri Loxam has served as our Chief Financial Officer since September 2019. Before joining us, from August 2015 to August 2019, Ms. Loxam was at Merck & Co., Inc., a global healthcare company, where she served as Senior Vice President of Investor Relations and Global Communications. Before that, from July 2012 to August 2015, Ms. Loxam served as Vice President of Investor Relations at IMAX, an entertainment technology company. From June 2001 to July 2012, Ms. Loxam had a number of roles of increasing responsibility across Strategy, Treasury and Investor Relations at Bristol-Myers Squibb, a global healthcare company. Ms. Loxam holds an M.B.A. from the University of California, Irvine, Paul Merage School of Business, and a B.Sc. from the University of Victoria.

Lawrence Knopf has served as our General Counsel since September 2019. Before joining us, from January 2017 to August 2019, Mr. Knopf served as an independent consultant and legal counsel to life science and other business enterprises, on a consulting, project and expert witness basis. Before that, from March 2011 to November 2016, Mr. Knopf served as Senior Vice President and General Counsel at HeartWare International, Inc., a publicly traded medical device company that was acquired by Medtronic in 2016. Mr. Knopf holds a J.D. from the University of Michigan Law School, and a B.S. in accounting and political science from the Wharton School of the University of Pennsylvania.

Oliver Rosen, M.D. has served as our Chief Medical Officer since January 2019. Prior to joining us, from June 2014 to December 2018, Dr. Rosen served as Chief Medical Officer at Deciphera Pharmaceuticals, Inc., a biopharmaceutical company. Prior to joining Deciphera, from December 2009 to June 2014, Dr. Rosen served as Vice President of Global and U.S. Medical Affairs at Millennium: The Takeda Oncology Company, a biopharmaceutical company. Dr. Rosen received his training in oncology and hematology at the University Hospital Charité in Berlin with research activities focused on hematological malignancies and bone marrow transplantation. Prior to his clinical training, Dr. Rosen participated in a post-doctoral program in Molecular and Cellular Biology at the University of Hamburg. Dr. Rosen holds an M.D. from the University of Cologne, Germany.

Howard Bernstein, M.D., Ph.D. has served as our Chief Scientific Officer since June 2015. Prior to joining us, from November 2008 to May 2015, Dr. Bernstein served as the Chief Scientific Officer of Seventh Sense Biosystems, a medical device company. Dr. Bernstein holds an M.D. from Harvard Medical School, a Ph.D. in Chemical Engineering from the Massachusetts Institute of Technology and a Bachelor of Engineering from McGill University. He is a member of the National Academy of Engineering and a Fellow of the American Institute of Medical and Biological Engineering.

David First has served as our Chief People Officer since May 2020. Prior to joining us, from September 2018 to May 2020, Mr. First served as the Chief Human Resources Officer of Avedro Inc., a medical technology company that was acquired by Glaukos in 2019. Prior to joining Avedro Inc., Mr. First served as Vice President, Human Resources at Biogen Inc., a global healthcare company. Before that, from June 2015 to November 2017, Mr. First served as Global Head of Human Resources at HeartWare International, Inc., a publicly traded medical device company that was acquired by Medtronic in 2016. Mr. First holds an Master of Arts in Teaching from Union College, and a B.A. in economics from Union College.

Micah Zajic has served as our Chief Business Officer since September 2020. Prior to joining us, from April 2017 to September 2020, Mr. Zajic served as Vice President, Corporate Development at MeiraGTx Limited, a clinical stage gene therapy company. Prior to joining MeiraGTx, from 2014 to April 2017, Mr. Zajic served as Senior Director, Corporate Strategy at Alexion Pharmaceuticals Inc., a global biopharmaceutical company. Mr. Zajic started his career at Morgan Stanley, working in the Global Capital Markets and Investment Banking Division. Mr. Zajic holds a B.A. in Economics from Georgetown University.

Marc Elia has served as a member of our Board since May 2018. In September 2019, Mr. Elia founded M28 Capital, a healthcare sector investment fund. Prior to that, from January 2012 to September 2019, Mr. Elia served as a partner at Bridger Capital, an investment fund. Mr. Elia holds a B.A. in Economics from Carleton College. We believe that Mr. Elia’s broad operational and transactional experience qualify him to serve on our Board.

Pushkal Garg, M.D. has served as a member of our Board since August 2018. Dr. Garg currently serves as Chief Medical Officer and Executive Vice President of Clinical Development at Alnylam Pharmaceuticals, Inc., a biopharmaceutical company focused on the discovery, development, and commercialization of RNA interference therapeutics. Prior to joining Alnylam in October 2014, he held clinical development leadership roles at Bristol-Myers Squibb Corporation and Millennium Pharmaceuticals. Before joining the biopharmaceutical industry, he was on the faculty at Harvard Medical School and the Brigham and Women’s Hospital in Boston. Dr. Garg holds an M.D. from the University of California, San Francisco, School of Medicine, where he also completed a residency in Internal Medicine, and an A.B. in Biochemistry from the University of California, Berkeley. We believe Dr. Garg’s extensive medical and scientific knowledge and industry experience qualify him to serve on our Board.

Eric Moessinger has served as a member of our Board since September 2016. Mr. Moessinger is a Partner at ND Capital and focuses on life science investments. He has been with the firm since August 2008. Mr. Moessinger currently serves on the board of directors of private companies Emulate, Inc., Icosavax, Inc., Amphivena, Inc., Serotiny, Inc. and Visby Medical, Inc. From January 2016 to February 2019, Mr. Moessinger served on the board of Pulse Therapeutics, Inc. Mr. Moessinger holds a M.Sc. from The London School of Economics and Political Science and a B.S./B.A. from the University of Florida. We believe that Mr. Moessinger’s broad operational and transactional experience qualify him to serve on our Board.

Klavs F. Jensen, Ph.D. has served as a member of our Board since March 2013 and was a co-founder of our company. Since 1989, Dr. Jensen has served as Professor of Chemical Engineering and of Materials Science and Engineering at the Massachusetts Institute of Technology. From 2007 to 2015, Dr. Jensen served as Department Head for Chemical Engineering. Dr. Jensen was a member of the Board of Technical University of Denmark from 2009 to 2019. Dr. Jensen holds a Ph.D. in Chemical Engineering from the University of Wisconsin and an M.S. in Chemical Engineering from Technical University of Denmark. He is a member of the U.S. Academies of Engineering and Science. We believe Dr. Jensen’s pioneering academic work, extensive medical and scientific knowledge and industry experience qualify him to serve on our Board.

Sapna Srivastava, Ph.D. has served as a member of our Board since October 2020. Since March 2021, Dr. Srivastava has served as the Chief Financial Officer of eGenesis, Inc. From September 2017 to January 2019, Dr. Srivastava served as the Chief Financial and Strategy Officer at Abide Therapeutics, Inc., a biopharmaceutical company that was acquired by H. Lundbeck A/S in 2019. From April 2015 to December 2016, Dr. Srivastava served as the Chief Financial and Strategy Officer at Intellia Therapeutics, Inc., a genome editing company. Dr. Srivastava holds a Ph.D. from N.Y.U. University School of Medicine and a B.S. from St. Xavier’s College, University of Bombay. We believe Dr. Srivastava’s broad financial, operational, and transactional experience qualify her to serve on our Board.

Amy W. Schulman has served as a member of our Board and as our Chair since June 2015. In July 2015, Ms. Schulman co-founded Lyndra Therapeutics, Inc., a pharmaceutical company, served as its Chief Executive Officer until February 2017 and as of September 2019 serves as Executive Chair. In addition, from August 2014 to November 2016, Ms. Schulman served as Chief Executive Officer of Arsia Therapeutics, Inc., a pharmaceutical company, until Arsia was acquired by Eagle Pharmaceuticals, Inc., a pharmaceutical company. Ms. Schulman joined Polaris Partners in August 2014 and became a Managing Partner in 2019. Since July 2014, Ms. Schulman has served as a senior lecturer at Harvard Business School. From January 2019 until January 2021, Ms. Schulman served as a director of Cyclerion Therapeutics, Inc. and currently serves as a director of Alnylam Pharmaceuticals, Inc. and on the Mount Sinai Hospital Board of Trustees. Ms. Schulman holds a J.D. from Yale Law School as well as B.A. degrees in Philosophy and English from Wesleyan University. We believe Ms. Schulman’s extensive industry experience qualifies her to serve on our Board.

Paul B. Bolno, M.D. has served on our Board since June 2020. Since December 2013, Dr. Bolno has served as the President and Chief Executive Officer of Wave Life Sciences Ltd., a genetic medicines company, and has served as a director of Wave Life Sciences Ltd. since April 2014. Prior to joining Wave, Dr. Bolno served at GlaxoSmithKline, a pharmaceutical company, from 2009 to 2013 in various roles, including Vice President, Worldwide Business Development—Head of Asia BD and Investments, Head of Global Neuroscience BD, a director of Glaxo Welcome Manufacturing, Pte. Ltd. in Singapore and Vice President, Business Development for the Oncology Business Unit, where he helped establish GlaxoSmithKline’s global oncology business and served as a member of the Oncology Executive Team,

Oncology Commercial Board and Cancer Research Executive Team. Prior to GlaxoSmithKline, Dr. Bolno served as Director of Research at Two River LLC, a health care private equity firm, from 2004 to 2009. Dr. Bolno earned a medical degree from MCP-Hahnemann School of Medicine and an M.B.A. from Drexel University. He was a general surgery resident and cardiothoracic surgery postdoctoral research fellow at Drexel University College of Medicine. We believe that Dr. Bolno’s experience in the biotechnology industry and leading a biopharmaceutical company qualify him to serve on our Board.

Marc Schegerin, M.D. has served as a member of our Board since October 2020. Since April 2020, Dr. Schegerin has served as the Chief Financial Officer and Chief Operating Officer at Morphic Therapeutic, Inc., a biopharmaceutical company. From April 2018 to January 2020, Dr. Schegerin served as Chief Financial Officer, Treasurer and Head of Strategy & Communications at ArQule, an oncology-focused drug developer, until its acquisition by Merck & Co. in January 2020. Prior to this role, Dr. Schegerin served as a Director at Citigroup, from June 2016 to April 2018. Dr. Schegerin earned his M.D. from Dartmouth Medical School and M.B.A. from the Tuck School of Business at Dartmouth and undergraduate degrees in premedical studies from Harvard University and finance from Tulane University. We believe Dr. Schegerin’s broad operational and transactional experience qualify him to serve on our Board.

Code of Ethics

We have a written Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the Code of Business Conduct and Ethics on our website, www.sqzbiotech.com, in the “Investors and Media” section under “Governance.” In addition, we intend to post on our website all disclosures that are required by law or the rules of the NYSE concerning any amendments to, or waivers from, any provision of the Code of Business Conduct and Ethics.

The remainder of the response to this Item 10 will be included in our definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth the number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2020.

Plan Category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Available for Future Issuance under Equity Compensation Plans (excludes securities reflected in first column) (4)
Equity compensation plans approved by security holders (1)	4,039,894	(2)	$7.69	(3)	2,079,230
Equity compensation plans not approved by security holders	—		—		—
Total	4,039,894		$7.69		2,079,230

(1)    Consists of the SQZ Biotechnologies Company 2014 Stock Incentive Plan, or the 2014 Plan, the SQZ Biotechnologies Company 2020 Incentive Award Plan, or the 2020 Plan and the SQZ Biotechnologies Company 2020 Employee Stock Purchase Plan, or the ESPP.

(2)    Consists of 3,394,063 outstanding options to purchase common stock under the 2014 Plan and 645,831 outstanding options to purchase common stock under the 2020 Plan.

(3)    As of December 31, 2020, the weighted-average exercise price of outstanding options under the 2014 Plan was $5.85 and the weighted-average exercise price of outstanding options under the 2020 Plan was $17.40.

(4)    Includes 2,079,230 shares available for future issuance under the 2020 Plan and 275,886 shares available for future issuance under the ESPP. As of October 29, 2020, in connection with our initial public offering, no further grants are made under the 2014 Plan. The 2020 Plan provides for an annual increase on the first day of each calendar year beginning on January 1, 2021 and ending on January 1, 2030, by an amount equal to the lesser of (A) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by our Board. The number of shares authorized under our ESPP will increase on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, by an amount equal to the lesser of (A) 1% of the shares of Common Stock outstanding as of the last day of the immediately preceding fiscal year and (B) such smaller number of shares of Common Stock as determined by our Board; provided, however, that no more than 3,724,461 shares of Common Stock may be issued under the ESPP.

The remainder of the response to this Item 12 will be included in our definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.

(a)(2)All financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(a)(3)Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of SQZ Biotechnologies Company	8-K	001-39662	3.1	11/04/2020

3.2	Amended and Restated Bylaws of SQZ Biotechnologies Company	S-1/A	333-249422	3.4	10/26/2020

4.1	Amended and Restated Investors’ Rights Agreement, dated as of December 19, 2019, as amended	S-1	333-252889	4.1	02/09/2021

4.2	Specimen Stock Certificate	S-1/A	333-249422	4.2	10/26/2020

4.3	Description of Securities					*

10.1#	2014 Stock Incentive Plan, as amended, and form of agreements thereunder	S-8	333-249774	99.1	10/30/2020

10.2#	2020 Incentive Award Plan and form of agreements thereunder	S-8	333-249774	99.2	10/30/2020

10.3#	Non-Employee Director Compensation Program	S-1/A	333-249422	10.3	10/26/2020

10.4	2020 Employee Stock Purchase Plan	S-8	333-249774	99.3	10/30/2020

10.5	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-249422	10.5	10/26/2020

10.6	Lease between the Registrant and Arsenal Yards Holding LLC, dated December 11, 2018	S-1/A	333-249422	10.6	10/26/2020

10.7†	License and Collaboration Agreement among Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., effective as of October 5, 2018	S-1	333-249422	10.7	10/09/2020

10.8†	Accord relating to License and Collaboration Agreement among Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., effective as of November 5, 2019	S-1	333-249422	10.8	10/09/2020

10.9†	Amended and Restated Exclusive Patent License Agreement, dated as of December 1, 2015, by and between the Registrant and Massachusetts Institute of Technology	S-1	333-249422	10.9	10/09/2020

10.10	Offer Letter between the Registrant and Teri Loxam, dated July 17, 2019	S-1	333-249422	10.10	10/09/2020

10.11	Offer Letter between the Registrant and Oliver Rosen, M.D., dated October 31, 2018	S-1	333-249422	10.11	10/09/2020

10.12	Employment Agreement between the Registrant and Teri Loxam, dated October 23, 2020	S-1/A	333-249422	10.12	10/26/2020

10.13	Employment Agreement between the Registrant and Oliver Rosen, M.D., dated October 23, 2020	S-1/A	333-249422	10.13	10/26/2020

10.14	Employment Agreement between the Registrant and Armon Sharei, Ph.D., dated October 23, 2020	S-1/A	333-249422	10.14	10/26/2020

10.15	Employment Agreement between the Registrant and Lawrence Knopf, dated October 29, 2020	S-1	333-252889	10.15	02/09/2021

10.16	Employment Agreement between the Registrant and Micah Zajic, dated October 29, 2020	S-1	333-252889	10.16	02/09/2021

21.1	Subsidiaries of the Registrant	S-1	333-249422	21.1	10/09/2020

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.
†	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SQZ Biotechnologies Company

Date: March 18, 2021	By:	/s/ Armon Sharei, Ph.D.
Armon Sharei, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Armon Sharei, Ph.D.	President, Chief Executive Officer and Director (principal executive officer)	March 18, 2021
Armon Sharei, Ph.D.

/s/ Teri Loxam	Chief Financial Officer (principal financial officer and principal accounting officer)	March 18, 2021
Teri Loxam

/s/ Amy W. Schulman	Chair and Director	March 18, 2021
Amy W. Schulman

/s/ Paul Bolno, M.D.	Director	March 18, 2021
Paul Bolno, M.D.

/s/ Marc Elia	Director	March 18, 2021
Marc Elia

/s/ Pushkal Garg, M.D.	Director	March 18, 2021
Pushkal Garg, M.D.

/s/ Klavs F. Jensen, Ph.D.	Director	March 18, 2021
Klavs F. Jensen, Ph.D.

/s/ Eric Moessinger	Director	March 18, 2021
Eric Moessinger

/s/ Marc Schegerin, M.D.	Director	March 18, 2021
Marc Schegerin, M.D.
/s/ Sapna Srivastava, Ph.D.	Director	March 18, 2021
Sapna Srivastava, Ph.D.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SQZ Biotechnologies Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SQZ Biotechnologies Company and its subsidiary (the “Company”) as of December 31, 2020 and 2019 and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 18, 2021

We have served as the Company’s auditor since 2019.

SQZ BIOTECHNOLOGIES COMPANY

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	DECEMBER 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$170,357	$39,255
Marketable securities	—	59,027
Accounts receivable	1,892	1,874
Prepaid expenses and other current assets	4,582	1,662
Total current assets	176,831	101,818
Property and equipment, net	3,645	5,163
Restricted cash	2,305	2,319
Operating lease right-of-use assets	48,360	43,050
Total assets	$231,141	$152,350
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,708	$2,796
Accrued expenses	7,358	7,061
Current portion of deferred revenue	25,917	18,982
Current portion of operating lease liabilities	8,210	9,444
Total current liabilities	45,193	38,283
Deferred revenue, net of current portion	19,659	21,846
Operating lease liabilities, net of current portion	38,885	32,887
Other liabilities	205	740
Total liabilities	103,942	93,756
Commitments and contingencies (Note 10)
Convertible preferred stock (Series Seed, A, B, C and D), $0.001 par value; 0 and 16,670,802 shares authorized at December 31, 2020 and 2019, respectively; 0 and 13,869,027 shares issued and outstanding at December 31, 2020 and 2019), respectively; liquidation preference of $127,348 at December 31, 2019.	—	132,109
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 and 0 shares authorized at December 31, 2020 and 2019, respectively; No shares issued or outstanding.	—	—
Common stock, $0.001 par value; 200,000,000 and 23,700,000 shares authorized at December 31, 2020 and 2019, respectively; 24,786,324 and 1,737,388 shares issued and outstanding at December 31, 2020 and 2019, respectively.	25	2
Additional paid-in capital	253,943	2,701
Accumulated other comprehensive income	—	30
Accumulated deficit	(126,769)	(76,248)
Total stockholders’ equity (deficit)	127,199	(73,515)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$231,141	$152,350

The accompanying notes are an integral part of these consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	YEAR ENDED DECEMBER 31,
	2020	2019
Revenue:
Collaboration revenue	$20,998	$19,318
Grant revenue	-	791
Total revenue	20,998	20,109
Operating expenses:
Research and development	51,545	36,102
General and administrative	20,511	18,272
Total operating expenses	72,056	54,374
Loss from operations	(51,058)	(34,265)
Other income (expense):
Interest income	550	2,070
Other income (expense), net	(13)	(7)
Total other income, net	537	2,063
Net loss	(50,521)	(32,202)
Net loss per share attributable to common stockholders, basic and diluted	$(9.35)	$(18.89)
Weighted-average common shares outstanding, basic and diluted	5,401,895	1,704,509
Comprehensive loss:
Net loss	$(50,521)	$(32,202)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities, net of tax of $0	—	34
Less reclassification adjustment for (gains) losses included in net loss, net of tax	(30)	—
Comprehensive loss	$(50,551)	$(32,168)

The accompanying notes are an integral part of these consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	CONVERTIBLE PREFERRED STOCK		COMMON STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)
Balances at December 31, 2018	12,006,791	106,401	1,691,129	2	508	(4)	(44,046)	(43,540)
Issuance of Series D convertible preferred stock, net of issuance costs of $245	1,862,236	25,708	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	46,259	—	85	—	—	85
Stock-based compensation expense	—	—	—	—	2,108	—	—	2,108
Net loss	—	—	—	—	—	—	(32,202)	(32,202)
Other comprehensive income	—	—	—	—	—	34	—	34
Balances at December 31, 2019	13,869,027	132,109	1,737,388	2	2,701	30	(76,248)	(73,515)
Issuance of Series D convertible preferred stock, net of issuance costs of $56	3,035,192	42,248	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock	(16,904,219)	(174,357)	17,800,084	18	174,333	—	—	174,351
Issuance of common stock upon initial public offering, net of issuance costs of $2,621			5,073,529	5	72,873	—	—	72,878
Issuance of common stock upon exercise of stock options	—	—	164,945	—	434	—	—	434
Issuance of common stock			10,378	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,602	—	—	3,602
Net loss	—	—	—	—	—	—	(50,521)	(50,521)
Other comprehensive loss	—	—	—	—	—	(30)	—	(30)
Balances at December 31, 2020	—	$—	24,786,324	$25	$253,943	$—	$(126,769)	$127,199

The accompanying notes are an integral part of these consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Consolidated Statements of Cash Flows

(In thousands)

	YEAR ENDED DECEMBER 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(50,521)	$(32,202)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,342	1,384
Amortization of operating lease right-of-use assets	9,601	2,972
Stock-based compensation expense	3,602	2,108
Accretion of discounts on marketable securities	(5)	(970)
Loss on disposal of property and equipment	—	51
Loss on termination of operating lease	108	—
Changes in operating assets and liabilities:
Accounts receivable	(18)	(1,009)
Prepaid expenses and other current assets	(2,920)	(628)
Accounts payable	100	1,709
Accrued expenses	246	3,381
Deferred revenue	4,748	(4,895)
Operating lease liabilities	(8,899)	(5,275)
Other liabilities	(535)	(117)
Net cash used in operating activities	(43,151)	(33,491)
Cash flows from investing activities:
Purchases of property and equipment	(1,177)	(2,168)
Purchases of marketable securities	—	(115,880)
Sales and maturities of marketable securities	59,000	105,200
Net cash provided by (used in) investing activities	57,823	(12,848)
Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	75,494	—
Payment of initial public offering costs	(1,515)	—
Proceeds from issuance of convertible preferred stock, net of issuance costs paid in the period	42,248	25,953
Payments of issuance costs of convertible preferred stock issued in prior period	(245)	—
Proceeds from exercise of stock options	434	85
Net cash provided by financing activities	116,416	26,038
Net increase (decrease) in cash, cash equivalents and restricted cash	131,088	(20,301)
Cash, cash equivalents and restricted cash at beginning of period	41,574	61,875
Cash, cash equivalents and restricted cash at end of period	$172,662	$41,574
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock	$174,351	$—
Lease assets obtained in exchange for operating lease liabilities	$17,049	$43,326
Issuance costs for convertible preferred stock included in accrued expenses at end of period	$—	$245
Initial public offering costs included in accounts payable and accrued expenses at end of period	$1,106	$—

The accompanying notes are an integral part of these consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Notes to Consolidated Financial Statements

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

On October 23, 2020, the Company effected a 1.0530-for-one stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s Preferred Stock. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this stock split and adjustment of the Preferred Stock conversion ratios.

On November 3, 2020, the Company completed its initial public offering (“IPO”) pursuant to which it issued and sold 4,411,765 shares of its common stock. On November 12, 2020, the Company issued and sold an additional 661,764 shares of its common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares. The aggregate net proceeds received by the Company from the IPO were approximately $75.5 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by the Company, which were $2.6 million. Upon the closing of the IPO, all of the shares of the Company’s convertible preferred stock then outstanding were automatically converted into 17,800,084 shares of common stock (see Note 7).

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Through December 31, 2020, the Company has funded its operations primarily with proceeds from sales of convertible preferred stock, payments received in connection with collaboration agreements, proceeds from borrowings under a convertible promissory note, which converted into shares of convertible preferred stock, and more recently the proceeds from its IPO. The Company has incurred recurring losses since inception, including a net loss of $50.5 million for the year ended December 31, 2020. As of December 31, 2020, the Company had an accumulated deficit of $126.8 million. The Company expects to continue to generate operating losses in the foreseeable future. As of March 18, 2021, the issuance date of the annual consolidated financial statements for the year ended December 31, 2020, the Company expected that its cash and cash equivalents, including the $56.4 million of aggregate net proceeds it received in February 2021 from the issuance of common stock through a public offering (see Note 16), would be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the annual consolidated financial statements.

Impact of the COVID-19 Coronavirus

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 coronavirus has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the U.S. government imposed travel restrictions on travel between the United States, Europe and certain other countries. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, and facilities and production have been suspended. The future progression of the pandemic and its effects on the Company’s business and operations are uncertain.

The COVID-19 pandemic has impacted and may continue to impact personnel at third-party manufacturing facilities or the availability or cost of materials, which would disrupt the Company’s supply chain, and it has affected and may continue to affect the Company’s ability to enroll patients in and timely complete its ongoing Phase 1 clinical trial of SQZ-PBMC-HPV and delay the initiation of future clinical trials, disrupt regulatory activities or have other adverse effects on its business and operations. For example, the Company has experienced delays in receiving supplies of raw materials for its preclinical activities due to the impact of COVID-19 on its suppliers’ ability to timely manufacture these materials, and it has experienced an increase in the transportation cost of its product candidates due to the decreased availability of commercial flights. In addition, the Company has experienced delays in opening clinical trial sites and sites that are open may also have challenges enrolling patients due to the COVID-19 pandemic. Further, some staff that are required to conduct certain testing, such as biopsies, at the Company’s clinical sites or at third-party vendors have been required to stay at home or have been reallocated to other activities, resulting in such tests not being properly or timely performed or being delayed. The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact the Company’s ability to raise additional funds to support its operations. Moreover, the pandemic has significantly impacted economies worldwide and could result in adverse effects on the Company’s business and operations.

The Company is monitoring the potential impact of the COVID-19 pandemic on its business and financial statements. To date, the Company has not incurred impairment losses in the carrying values of its assets as a result of the pandemic and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these consolidated annual or interim financial statements. The extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations, financial condition and liquidity, including planned and future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SQZ Biotechnologies Security Corporation. All intercompany accounts and transactions have been eliminated in consolidation.

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

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable and cash and cash equivalents. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of December 31, 2020 and 2019 all of the Company’s accounts receivable were related to its collaboration agreements with Roche (see Note 12).

The Company relies, and expects to continue to rely, on a small number of vendors to manufacture supplies and to process its product candidates for its development programs. These programs could be adversely affected by a significant interruption in the manufacturing process or supply chain.

Cash Equivalents

The Company considers all highly liquid investments in marketable securities with original maturities of three months or fewer at the date of purchase to be cash equivalents.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds from the offering, either as a reduction of the carrying value of the preferred stock or in stockholder’s equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the statements of operations and comprehensive loss. There were no deferred offering costs as of December 31, 2020 and 2019.

Accounts Receivable Allowance

Accounts receivable are presented net of an allowance for doubtful accounts, which is an estimate of amounts that may not be collectible. The Company performs ongoing evaluations of its accounts receivable and, if necessary, provides an allowance for doubtful accounts and expected losses. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable.

As of December 31, 2020 and 2019 the Company had no allowance for doubtful accounts. During the years ended December 31, 2020 and 2019 the Company did not record any provisions for doubtful accounts and did not write off any accounts receivable balances.

Restricted Cash

As of December 31, 2020 and 2019 the Company maintained letters of credit totaling $2.3 million for the benefit of the landlords of its leased properties. The Company was required to maintain separate cash balances of $2.3 million to secure the letters of credit. The Company classified these separate cash balances of $2.3 million as restricted cash (non-current) in the consolidated balance sheets as of December 31, 2020 and 2019 based on the release dates of the restrictions on this cash. As of December 31, 2020 and 2019 the cash, cash equivalents and restricted cash of $172.7 million and $41.6 million, respectively, presented in the consolidated statements of cash flows included cash and cash equivalents of $170.4 million and $39.3 million, respectively, and restricted cash of $2.3 million for each of the years ended December 31, 2020 and 2019.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of each asset as follows:

ESTIMATED USEFUL LIFE
Machinery and equipment	3 to 5 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of term of lease or 7 years

Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated in accordance with the above guidelines once placed into service. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in loss from operations. Expenditures for repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. The Company continually evaluates long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares the carrying values of the asset group to the expected future undiscounted cash flows that the asset group is expected to generate from the use and eventual disposition of the long-lived asset group. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. If such asset group is considered to be impaired, the impairment loss to be recognized would be based on the excess of the carrying value of the impaired asset group over its fair value. The Company did not recognize any impairment losses on long-lived assets during the years ended December 31, 2020 and 2019.

 Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.
•

Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The fair value of the Company’s cash equivalents and marketable securities are determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts receivable, unbilled receivables, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

Marketable Securities

The Company’s marketable debt securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported, net of tax, as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Realized gains and losses and declines in value determined to be other-than-temporary are based on the specific identification method and are included as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss. Unrealized gains and losses recognized in other comprehensive income (loss) were immaterial for the years ended December 31, 2020 and 2019. Realized gains or losses recognized in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2020 and 2019 were also immaterial.

The Company evaluates its marketable securities with unrealized losses for other-than-temporary impairment. When assessing marketable securities for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary,” the Company reduces the investment to fair value through a charge to the consolidated statement of operations and comprehensive loss. No such adjustments were necessary during the periods presented.

Leases

Prior to January 1, 2019, the Company accounted for leases under Accounting Standards Codification (“ASC”) 840, Leases (“ASC 840”). The Company recorded monthly rent expense on a straight-line basis, equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid was charged to deferred rent.

The Company adopted ASC 842, Leases (“ASC 842”), effective January 1, 2019 using the modified retrospective transition method. Under this method, financial statements for reporting periods after adoption are presented in accordance with ASC 842 and prior-period financial statements continue to be presented in accordance with ASC 840, the accounting standard originally in effect for such periods.

The Company has operating leases for office space as well as a contract for manufacturing under which the Company has a dedicated suite. The Company may enter into similar arrangements in the future. Under ASC 842, the Company determines whether such arrangements contain a lease at the inception of a contract by assessing whether there is an identified asset and whether a contract conveys the right to control the use of the identified asset in exchange for consideration and the right to obtain the economic benefits from the use of the identified asset.

Upon commencement of an identified lease, the Company records a right-of-use asset, which represents the Company’s right to use the underlying asset for the lease term, and records a lease liability, which represents the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at commencement date of the lease based on the present value of the future minimum lease payments over the lease term. Lease payments are discounted at the lease commencement date using the rate implicit in the lease, unless that rate is not readily determinable. As most of the Company’s leases do not provide an implicit rate, the Company determines an incremental borrowing rate, which represents an internally estimated rate that would be incurred by the Company to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment, based on the information available at the commencement date of each lease in determining the present value of the future minimum lease payments. The determination of the incremental borrowing rate is a significant management judgment, which is based on an analysis that includes the credit rating of the Company, geographical risk, and U.S. Treasury and corporate bond yields. The incremental borrowing rate at January 1, 2019 (the Company’s adoption date of ASC 842) was used to calculate the present value of the Company’s lease portfolio as of that date.

After lease commencement and the establishment of a right-of-use asset and operating lease liability, lease expense is recorded on a straight-line basis over the lease term. In connection with its adoption of ASC 842, the Company did not reassess (i) whether any expired or existing contracts contained leases, (ii) the lease classification for any expired or existing leases and (iii) any initial direct costs for any existing leases.

As permitted by ASC 842, leases with an initial term of 12 months or fewer are not recorded in the consolidated balance sheets.

The Company often enters into contracts that contain both lease and non-lease components. Non-lease components include real estate taxes, insurance, maintenance, utilities and other operating costs. Subsequent to the Company’s adoption of ASC 842 as of January 1, 2019, the Company combines the lease and non-lease components of fixed costs in its lease arrangements as a single component. Variable costs, such as utilities or maintenance costs, are not included in the measurement of right-of-use assets and lease liabilities, but rather are expensed when the event determining the amount of variable consideration to be paid occurs.

The Company’s lease terms often include renewal options. The amounts determined for the Company’s right-of-use assets and lease liabilities generally do not assume that any renewal options or any early-termination provisions, if any, are exercised, unless it is reasonably certain that the Company will exercise such options.

 Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company is developing methods of engineering cell function and therapies for the treatment of patients across a range of indications. The Company has determined that its chief operating decision maker is its Chief Executive Officer. The Company’s chief operating decision maker reviews the Company’s financial information on a consolidated basis for purposes of allocating resources and assessing financial performance.

All of the Company’s tangible assets are held in the United States, and all of the Company’s collaboration revenue is derived from its collaboration partner headquartered in Switzerland.

Revenue Recognition for License and Collaboration Arrangements

Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract, determines which goods or services are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when, or as, that performance obligation is satisfied.

The Company enters into licensing arrangements that are within the scope of ASC 606, under which it may exclusively license to third parties rights to research, develop, manufacture and commercialize its product candidates. The terms of these arrangements typically include payment to the Company of one or more of the following: nonrefundable, upfront license fees; reimbursement of certain costs; customer option exercise fees; development, regulatory and sales milestone payments; and royalties on net sales of licensed products. The payment terms under the Company’s existing licensing arrangements are 60 days.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its arrangements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the assessment of the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as, the Company satisfies each performance obligation. As part of the accounting for these arrangements, the Company must use significant judgment to determine: (a) the performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; and (c) the standalone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. The Company also uses judgment to determine whether milestone payments or other variable consideration, except for royalties and sales-based milestones, should be included in the transaction price, as described below. The transaction price is allocated to each performance obligation based on the relative standalone selling price of each performance obligation in the contract, and the Company recognizes revenue based on those amounts when, or as, the performance obligations under the contract are satisfied.

The standalone selling price is the price at which an entity would sell a promised good or service separately to a customer. Management estimates the standalone selling price of each of the identified performance obligations in the Company’s customer contracts, maximizing the use of observable inputs. Because the Company has not sold the same goods or services in its contracts separately to any customers on a standalone basis and there are no similar observable transactions in the marketplace, the Company estimates the standalone selling price of each performance obligation in its customer arrangements based on its estimate of costs to be incurred to fulfil its obligations associated with the performance, plus a reasonable margin.

The Company has determined that its only contract liability under ASC 606 is deferred revenue. Amounts received prior to revenue recognition are recorded as deferred revenue in the consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion, in the consolidated balance sheets.

Exclusive Licenses

If the license to the Company’s intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, the Company recognizes revenue from nonrefundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. In assessing whether a promise or performance obligation is distinct from the other promises, the Company considers factors such as the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can benefit from a promise for its intended purpose without the receipt of the remaining promises, whether the value of the promise is dependent on the unsatisfied promises, whether there are other vendors that could provide the remaining promises, and whether it is separately identifiable from the remaining promises. For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of progress and related revenue recognition. The measure of progress, and the resulting periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the research, development and licensing arrangement. Such a change could have a material impact on the amount of revenue the Company records in future periods. Under the Company’s existing license and collaboration agreements, the Company has concluded that the transfer of control to the customer occurs over the time period that the research and development services are to be provided by the Company, and this cost-to-cost method is, in management’s judgment, the best measure of progress towards satisfying the performance obligation.

Research and Development Services

The promises under the Company’s license and collaboration arrangements often include research and development services to be performed by the Company on behalf of the partner. Payments or reimbursements resulting from the Company’s research and development efforts are estimated at the outset of the arrangement and considered part of the transaction price that is subsequently recognized as revenue because the Company is the principal in the arrangement for such efforts.

Customer Options

If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services, the Company evaluates the customer options to determine if they are material rights at the outset of each arrangement. Options to acquire additional goods or services for free or at a discount are deemed to be material rights. If the goods and services underlying the customer options are not determined to be material rights, these customer options are not considered to be performance obligations in the arrangement because they are contingent upon exercise of the option. If the customer options are determined to be a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. The Company allocates the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised.

Milestone Payments

At the inception of each arrangement that includes potential research, development or regulatory milestone payments, the Company evaluates whether the milestones are considered likely to be met and estimates the amount to be considered for inclusion in the transaction price using the most-likely-amount method. If it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur, the associated milestone payment value is included in the transaction price. For milestone payments due upon events that are not within the control of the Company or the licensee, such as regulatory approvals, the Company is not able to assert that it is likely that the regulatory approval will be granted and that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur until those approvals are received. In making this assessment, the Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the particular milestone. There is considerable judgment involved in determining whether it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price of the arrangement. Any such adjustments are recorded on a cumulative catch-up basis, which would affect the amounts of revenue and earnings in the period of adjustment.

Royalties

For arrangements that include sales-based royalties, including milestone payments due upon first commercial sales or based on a level of sales, that are the result of a customer-vendor relationship and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) the occurrence of the related sales or (ii) the date upon which the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. To date, the Company has not recognized any royalty revenue from any of its licensing arrangements.

Revenue Recognition for Government Grants

The Company generates revenue from government contracts that reimburse the Company for certain allowable costs for funded projects. For contracts with government agencies where the funding arrangement is considered central to the Company’s ongoing operations, the Company classifies the recognized funding received as revenue. Revenue from government grants is recognized as the qualifying expenses related to the contracts are incurred, provided that there is reasonable assurance of recoverability. The Company submits a budget, which outlines the expected project costs, to the funding government agency on a periodic basis. If the government agency approves the project proposed by the Company, the government agency funds the project upon receipt of the support for the costs incurred. Revenue recognized upon incurring qualifying expenses in advance of receipt of funding is recorded as unbilled receivables, a component of prepaid expenses and other current assets, in the consolidated balance sheet. The related costs incurred by the Company are included in research and development expense in the Company’s consolidated statements of operations and comprehensive loss.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries and bonuses, stock-based compensation, employee benefits, facilities costs, laboratory supplies, depreciation, manufacturing expenses and external costs of vendors engaged to conduct preclinical development activities and clinical trials, as well as the costs of licensing technology and costs related to collaboration arrangements.

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

Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed, or when it is no longer expected that the goods will be delivered or the services rendered.

Research and Manufacturing Contract Costs and Accruals

The Company has entered into various research, development and manufacturing contracts with research institutions and other companies in the United States. These agreements are generally cancelable, and related costs are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research, development and manufacturing costs. When billing terms under these contracts do not coincide with the timing of when the work is performed, the Company is required to make estimates of outstanding obligations to those third parties as of period end. Any accrual estimates are based on a number of factors, including the Company’s knowledge of the progress towards completion of the research, development and manufacturing activities, invoicing to date under the contracts, communication from the research institutions and other companies of any actual costs incurred during the period that have not yet been invoiced and the costs included in the contracts. Significant judgments and estimates may be made in determining the accrued balances at the end of any reporting period. Actual results could differ from the estimates made by the Company. The historical accrual estimates made by the Company have not been materially different from the actual costs.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Stock-Based Compensation

For stock-based awards granted to employees and directors, the Company estimates the grant-date fair value of each award using the Black-Scholes option-pricing model. Compensation expense for these awards is recognized over the requisite service period, which is generally the vesting period of the respective award. Generally, the Company issues awards with only service-based vesting conditions and records the expense for these awards using the straight-line method.

Following the Company’s adoption of ASU 2018-07, Compensation—Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), on January 1, 2018 as discussed below, for stock-based awards issued to non-employees, the Company no longer revalues non-employee awards at each reporting date and instead calculates the fair value of the awards as of the grant date using the Black-Scholes option-pricing model. Compensation expense for these awards is recognized over the related service period.

The Company accounts for forfeitures of stock-based awards as they occur rather than applying an estimated forfeiture rate to stock-based compensation expense.

The Company classifies stock-based compensation expense in the consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2020 and 2019, the Company’s only element of other comprehensive income (loss) was unrealized gains (losses) on marketable securities.

Net Income (Loss) per Share

The Company follows the two-class method when computing net income (loss) per share, as the Company has issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of common stock equivalents.

The Company’s convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for each of the years ended December 31, 2020 and 2019.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more likely than not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves (i.e., unrecognized tax benefits) that are considered appropriate as well as the related net interest.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. In addition, a lessee is required to record (i) a right-of-use asset and a lease liability on its balance sheet for all leases with accounting lease terms of more than 12 months regardless of whether it is an operating or financing lease and (ii) lease expense on its statement of operations for operating leases and amortization and interest expense on its statement of operations for financing leases. Leases with a term of 12 months or fewer may be accounted for similar to prior guidance for operating leases. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method that allows companies to adopt the standard as of the beginning of the year of adoption as opposed to the earliest comparative period presented. In November 2019, the FASB issued guidance delaying the effective date for all entities, except for public business entities. For public entities, this guidance was effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For nonpublic entities, this guidance is effective for annual periods beginning after December 15, 2020. Early adoption is permitted. The Company early adopted ASC 842 effective January 1, 2019 using the modified retrospective transition method. Under this method, financial statements for periods after the adoption date are presented in accordance with ASC 842 and prior-period financial statements continue to be presented in accordance with ASC 840, the accounting standard originally in effect for such periods.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the existing disclosure requirements for fair value measurements. The new disclosure requirements include disclosure related to changes in unrealized gains or losses included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of each reporting period and the explicit requirement to disclose the range and weighted-average of significant unobservable inputs used for Level 3 fair value measurements. The other provisions of ASU 2018-13 include eliminated and modified disclosure requirements. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. For all entities, this guidance is required to be adopted for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2018-13 as of January 1, 2020 and the adoption did not have a material effect on its consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in the earlier recognition of credit losses, if any. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”), which provides additional implementation guidance on the previously issued ASU 2016-13. For public entities, this guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For nonpublic entities, this guidance is effective for fiscal years beginning after December 15, 2022. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on its consolidated financial statements.

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

3. Marketable Securities and Fair Value Measurements

The Company had no marketable securities as of December 31, 2020. Marketable securities by security type as of December 31, 2019 consisted of the following (in thousands):

	DECEMBER 31, 2019
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
U.S. government agency bonds	$44,028	$24	$—	$44,052
U.S. Treasury bills	14,969	6	—	14,975
	$58,997	$30	$—	$59,027

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2020 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents:
Money market funds	$170,097	$-	$-	$170,097
	$170,097	$-	$-	$170,097

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2019 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents:
Money market funds	$37,071	$—	$—	$37,071
Marketable securities:
U.S. government agency bonds	—	44,052	—	44,052
U.S. Treasury bills	—	14,975	—	14,975
	$37,071	$59,027	$—	$96,098

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. U.S. government agency bonds and U.S. Treasury bills were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. There were no changes to the valuation methods during the years ended December 31, 2020 and 2019. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1 or Level 2 during the years ended December 31, 2020 and 2019.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	DECEMBER 31,
	2020	2019
Prepaid expenses	$4,032	$1,452
Unbilled and other receivables	548	4
Interest receivable	2	206
	$4,582	$1,662

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	DECEMBER 31,
	2020	2019
Machinery and equipment	$6,139	$5,655
Leasehold improvements	579	2,650
Furniture and fixtures	$459	353
	$7,177	8,658
Less: Accumulated depreciation and amortization	(3,532)	(3,495)
	$3,645	$5,163

Depreciation and amortization expense was $1.3 million and $1.4 million for the years ended December 31, 2020 and 2019, respectively.

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

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	DECEMBER 31,
	2020	2019
Accrued external research, development and manufacturing costs	$3,085	$3,220
Accrued employee compensation and benefits	2,682	1,878
Accrued licensing fees (Note 10)	743	697
Other	848	1,266
	$7,358	$7,061

7. Preferred Stock

The Company had previously issued Series Seed convertible preferred stock (the “Series Seed Preferred Stock”), Series A convertible preferred stock (the “Series A Preferred Stock”), Series B convertible preferred stock (the “Series B Preferred Stock”), Series C Preferred Stock and Series D convertible preferred stock (the “Series D Preferred Stock”), all of which are collectively referred to as the “Preferred Stock.”

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

Upon the closing of the IPO in November 2020, all of the shares of the Company’s convertible preferred stock then outstanding automatically converted into 17,800,084 shares of common stock. The Company therefore had no preferred stock outstanding as of December 31, 2020. As of December 31, 2019, Preferred Stock consisted of the following (in thousands, except share amounts):

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

8. Stock-Based Compensation

On October 20, 2020, the Company’s board of directors adopted, and on October 22, 2020 its stockholders approved, the 2020 Incentive Award Plan (the “2020 Plan”), which became effective the day prior to the first public trading date of the Company’s common stock. The 2020 Plan superseded the Company’s 2014 Stock Incentive Plan (the “2014 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares reserved for issuance under the 2020 Plan was initially equal to 2,690,415 and is subject to an annual increase on the first day of each calendar year, beginning on January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by the board of directors. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2020 Plan or following the effective date of the 2020 Plan, under the 2014 Plan are added back to the shares of common stock available for issuance under the 2020 Plan. As of December 31, 2020, there were 2,079,230 shares available for future issuance under the 2020 Plan.

On October 20, 2020, the Company’s board of directors adopted, and on October 22, 2020 its stockholders approved, the 2020 Employee Stock Purchase Plan (the ‘‘2020 ESPP’’), which became effective the day prior to the first public trading date of the Company’s common stock. A total of 275,886 shares of common stock was initially reserved for issuance under this plan. The number of shares of common stock that may be issued under the 2020 ESPP automatically increases on the first day of each calendar year, beginning on January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of (i) 1% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by the board of directors, provided that not more than 3,724,461 shares of common stock may be issued under the 2020 ESPP. As of December 31, 2020, no shares had been issued under the 2020 ESPP.

Stock Option Valuation

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.

The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer public companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of an option for time periods approximately equal to the expected term of the option. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The expected dividend yield of 0% is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	YEAR ENDED DECEMBER 31,
	2020	2019
Fair value of common stock	$7.70	$6.49
Expected term (years)	6.0	6.0
Expected volatility	73.3%	69.3%
Risk-free interest rate	0.60%	2.15%
Expected annual dividend yield	0%	0%

The following table summarizes the Company’s stock option activity since December 31, 2019:

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	INTRINSIC VALUE
			(in years)	(in thousands)
Outstanding at December 31, 2019	3,139,649	$4.20	8.69	$11,303
Granted	1,810,511	12.07
Exercised	(164,945)	2.58
Forfeited or canceled	(745,321)	4.73
Outstanding at December 31, 2020	4,039,894	$7.69	8.41	$85,993
Vested and expected to vest at December 31, 2020	4,039,894	$7.69	8.41	$85,993
Options exercisable at December 31, 2020	1,339,851	$3.84	7.00	$33,687

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2020 and 2019 was $7.70 per share and $4.37 per share, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2020 and 2019 was $4.4 million and $0.3 million, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options and restricted stock awards was classified in the consolidated statements of operations as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2020	2019
Research and development expenses	$1,243	$718
General and administrative expenses	2,359	1,390
	$3,602	$2,108

As of December 31, 2020, total unrecognized stock-based compensation expense related to unvested stock-based awards was $16.1 million, which is expected to be recognized over a weighted-average period of 2.9 years.

9. Income Taxes

For the years ended December 31, 2020 and 2019, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period, due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	YEAR ENDED DECEMBER 31,
	2020	2019
Federal statutory income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(6.3)	(6.4)
Federal and state research and development tax credits	(5.4)	(8.0)
Change in deferred tax rate	0.2	—
Other	(0.2)	0.3
Change in deferred tax asset valuation allowance	32.7	35.1
Effective income tax rate	0.0%	0.0%

The Company’s net deferred tax assets consisted of the following (in thousands):

	DECEMBER 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$20,032	$9,082
Research and development tax credit carryforwards	9,310	6,368
Deferred revenue	11,519	9,895
Accrued expenses	764	—
Operating lease liabilities	12,791	11,590
Stock-based compensation	816	603
Other	311	286
Total deferred tax assets	55,543	37,824
Deferred tax liabilities:
Depreciation	(515)	(703)
Operating lease right-of-use assets	(13,134)	(11,785)
Total deferred tax liabilities	(13,649)	(12,488)
Valuation allowance	(41,894)	(25,336)
Net deferred tax assets	$—	$—

As of December 31, 2020, the Company had U.S. federal net operating loss (“NOL”) carryforwards of $73.7 million, which may be available to offset future taxable income, of which $11.3 million begin to expire in 2034 and of which $62.4 million do not expire but are (for taxable years beginning after December 31, 2021) generally limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2020, the Company had state net operating loss carryforwards of $71.9 million, which may be available to offset future taxable income and begin to expire in 2035. As of December 31, 2020, the Company also had U.S. federal and state research and development tax credit carryforwards of $6.3 million and $3.8 million, respectively, which will begin to expire in 2034 and 2029, respectively.

Utilization of the U.S. federal and state NOL carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and research and development tax credit carryforwards that can be utilized annually to offset future taxable income or tax liabilities. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. If a change in control has occurred at any time since the Company’s formation, utilization of its NOLs or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, which could then be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards or research and development tax credit carryforwards before their utilization. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. Until a study is completed by the Company and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2020 and 2019. Management reevaluates the positive and negative evidence at each reporting period.

The Company generated research credits for the tax years ending after December 31, 2013 but has not conducted a study to document qualified activities. This study may result in an adjustment to the Company's research and development carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an unrecognized tax benefit for the year ended December 31, 2020. A full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research credit carryforward and the valuation allowance.

For the years ended December 31, 2020 and 2019, the valuation allowance increased primarily due to increases in NOL carryforwards and research and development tax credit carryforwards as well as the increase in deferred revenue in 2019, and was as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2020	2019
Valuation allowance at beginning of year	$(25,336)	$(14,051)
Increases recorded to income tax provision	(16,558)	(11,285)
Valuation allowance at end of year	$(41,894)	$(25,336)

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by the U.S. Congress and signed into United States law. The CARES Act, among other things, includes certain provisions for individuals and corporations (including a suspension on the application of the 80% limitation described above for taxable years beginning prior to January 1, 2021), and technical amendments for qualified improvement property, or QIP. While the Company accelerated tax depreciation expenses due to the technical amendments made by the CARES Act to QIP, this and other CARES Act benefits did not materially impact the Company’s income tax provision in the periods presented.

As of December 31, 2020 and 2019, the Company had not recorded any amounts for unrecognized tax benefits. Interest and penalties related to income taxes are recorded as a component of the income tax provision in the consolidated statements of operations and comprehensive loss. As of December 31, 2020 and 2019,  the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the consolidated statements of operations and comprehensive loss.

The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. As of December 31, 2020 and 2019, the Company had not recorded any amounts for unrecognized tax benefits. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2019 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s statements of operations and comprehensive loss. The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company is open to future tax examination under statute from 2017 to the present; however, carryforward attributes that were generated prior to 2016 may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in a future period. The Company is currently under examination by the Internal Revenue Service for the year ending December 31, 2018. No adjustments have been proposed to date. The Company has not received notice of examination by any other jurisdictions for any other tax year open under statute.

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

Under the MIT Agreement, the Company also has the right to grant sublicenses of its rights during an exclusivity period that commences on the effective date of the MIT Agreement and expires on the date upon which all issued patents under the agreement have expired and all filed patent applications for the defined patent rights have been abandoned. Such sublicenses may extend past the expiration date of the exclusivity period; however, the exclusivity of such sublicenses expires at the end of the exclusivity period. During the exclusivity period, MIT may not grant any other license in the Company’s field of use under the licensed patent rights in the MIT Agreement, except that MIT may grant licenses under the agreement to specified parties.

The Company is obligated to use diligent efforts to develop licensed products or licensed processes, to hire a specified number of employees to support the development effort to bring the licensed product or licensed process to commercialization, and to expend a minimum amount in the low single-digit millions annually that must be spent in support of this effort for the term of the MIT Agreement. There are also terms included in the MIT Agreement that require the Company to (i) reach certain thresholds of sublicense income within five years from the date of the amended effective date of the agreement or (ii) expend a minimum amount in the mid single-digit millions within five years on at least one fully funded project towards the development of a licensed product or licensed process. If the Company fails to meet these requirements, MIT may treat such failure as a material breach.

Under the MIT Agreement, the Company is obligated to pay nonrefundable annual license maintenance fees of less than $0.1 million, which may be credited against royalties subsequently due on net sales of licensed products earned in the same calendar year, if any. In addition, the Company is obligated to make aggregate milestone payments to MIT of up to $1.8 million upon the achievement of specified milestones with respect to each licensed product, consisting of up to $0.8 million of development milestone payments and up to $1.0 million of regulatory milestone payments. The Company is also obligated to pay royalties of a low single-digit percentage to MIT based on (i) the Company’s, and any of its affiliates’ and sublicensees’, net sales of licensed products in the research field and (ii) the Company’s, and any of its affiliates’, net sales of licensed products in the therapeutic field. With respect to licensed products or licensed processes leased or sold by a sublicensee, the Company is required to pay MIT royalties equal to the lesser of a low single-digit percentage of each sublicensees’ net sales or a mid double-digit percentage of any royalty owed to the Company under a relevant sublicense agreement. The Company is also required to pay MIT a mid-teens percentage of any other sublicense income that the Company receives from sublicensees. The Company is also responsible for all costs related to the amendment, prosecution and maintenance of the licensed patent rights.

The license granted by MIT to the Company is an exclusive license for the period from the effective date of the MIT Agreement through the date upon which all issued patents under the agreement have expired and all filed patent applications for the defined patent rights have been abandoned. MIT has the right to terminate the agreement if the Company fails to pay amounts when due or otherwise materially breaches the agreement and fails to cure such nonpayment or breach within specified cure periods or in the event the Company ceases to carry on its business related to the agreement. In the event of a termination due to the Company’s breach caused by a failure to meet its diligence requirements for a specified field, but where the Company has fulfilled its obligations with respect to a different specified field, MIT may not terminate the agreement with respect to the different specified field. MIT may immediately terminate the agreement if the Company or any of its affiliates brings specified patent challenges against MIT or assists others in bringing a patent challenge against MIT. The Company has the right to terminate the agreement for its convenience at any time on six months’ prior written notice to MIT and payment of all amounts due to MIT through the date of termination.

As of December 31, 2020 and 2019, the Company had liabilities of $0.7 million and $1.4 million, respectively for amounts owed to MIT under the sublicense terms of the MIT Agreement, of which $0.7 million were included in accrued expenses for both periods (See Note 6), and of which $0 and $0.7 million, respectively were included in other liabilities (non-current). During the years ended December 31, 2020 and 2019, the Company recognized research and development expense under the sublicense terms of the agreement of $0 and $0.8 million, respectively.

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

Under the agreement, the Company paid an upfront fee of $1.0 million and is obligated to make aggregate milestone payments of up to $6.0 million upon the achievement of specified milestones, consisting of up to $1.0 million of development milestone payments and up to $5.0 million of regulatory milestone payments, for the first licensed product to achieve the specified milestones and payments of up to $50.0 million upon the achievement of specified sales milestones for all licensed products successfully developed under this agreement for each indication. In addition, the Company is obligated to pay tiered royalties ranging in the low single-digit percentages of annual net sales for each licensed product or licensed indication sold by the Company or its affiliates. Royalties will be paid by the Company on a licensed product-by-licensed product, indication-by-indication and country-by-country basis beginning on the first commercial sale of such licensed product for such indication in such country until expiration of the last valid patent claim covering such licensed product in such country. With respect to licensed products sublicensed to third parties, the Company is required to pay a low single-digits to low double-digits percentage of any sublicense income that it receives from sublicensees. The Company is also responsible for all costs related to the amendment, prosecution and maintenance of the licensed patent rights.

The Company has the right to terminate the agreement, in whole or on a country-by-country basis, upon 60 days’ notice to Erytech.

During the year ended December 31, 2019, the Company paid the upfront fee of $1.0 million and recorded this amount as a research and development expense in its consolidated statement of operations and comprehensive loss. As of December 31, 2020 and 2019, the Company had not made any additional payments and had not accrued for any contingent payments as there were no development, regulatory or sales milestones that were probable of being achieved.

Manufacturing Services Agreements

During the years ended December 31, 2020 and 2019, the Company entered into agreements with a contract manufacturing organization to provide manufacturing services related to its product candidates as it began to prepare for future clinical trials. The Company had no non-cancelable purchase commitments as of December 31, 2020 or 2019.

401(k) Plan

The Company sponsors a 401(k) defined contribution benefit plan (the “401(k) Plan”), which covers all employees who meet certain eligibility requirements as defined in the 401(k) Plan and allows participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the 401(k) Plan may be made at the discretion of management. For the years ended December 31, 2020 and 2019, the Company contributed $0.3 million for both periods to the 401(k) Plan.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to its vendors, lessors, contract research organizations, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company has not incurred any material costs as a result of such indemnifications and is not currently aware of any indemnification claims.

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

11. Leases

As of December 31, 2020, the Company leases its office and laboratory facilities under a non-cancelable operating lease entered into in December 2018, which includes lease incentives, payment escalations and rent holidays. The Company had not entered into any financing leases or any material short-term operating leases as of December 31, 2020 and 2019.

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

In February 2020, as a result of the termination of the 2016 Lease described above, the Company removed from the consolidated balance sheet the associated operating lease right-of-use asset of $2.1 million, leasehold improvements with a net carrying value of $1.4 million (see Note 5) and operating lease liabilities of $3.4 million. As a result, the Company recognized a net loss on termination of the 2016 Lease of $0.1 million in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020.

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

Embedded Lease

The Company evaluated its vendor contracts to identify embedded leases, if any, and noted that an agreement entered into in April 2019 with a contract manufacturing supplier constituted a lease under ASC 842 because the Company has the right to substantially all of the economic benefits from the use of the asset and can direct the use of the asset. The embedded lease commenced in September 2019 and expires 24 months from commencement date, with no stated option to extend the term. Upon the commencement date, the Company recorded right-of-use assets and operating lease liabilities in equal amounts of $14.7 million in connection with this embedded lease. In June 2020, the Company amended the terms of its agreement with the contract manufacturing supplier to include the manufacture of additional products and to allow for an increase in manufacturing runs, which resulted in an increase in the estimated future payments to be made by the Company to the contract manufacturing supplier. The Company determined that the amendment constituted a modification of the existing agreement under ASC 842, rather than a separate contract. Upon the modification in June 2020, the Company recorded increases in right-of-use assets and operating lease liabilities in equal amounts of $0.9 million. In September 2020, the Company further amended the agreement with its contract manufacturing supplier to extend the term of the agreement, which had the effect of extending the term of the embedded lease by one year through August 31, 2022. The amendment increased the Company’s contractual payment obligations by $9.9 million, representing the monthly fees payable over that one-year extension. The amendment also included an option of the Company to further extend the term of the manufacturing services agreement by one additional year. The Company evaluated the probability of its exercising the option to extend the term of the agreement and concluded that it was reasonably certain that it would occur. The Company therefore recorded increases in right-of-use assets and operating liabilities in equal amounts of $16.2 million following the amendment.

The Company’s lease agreements, including the embedded lease, have terms ranging from two years to ten years. Some of the Company’s lease agreements include options to extend the leases for up to five years. These options are only included in the determination of the amount of the lease liability when it is reasonably certain that the option will be exercised. When determining if a renewal option is reasonably certain of being exercised, the Company considers several economic factors, including, but not limited to, the significance of leasehold improvements incurred on the property, whether the asset is difficult to replace, underlying contractual obligations or specifics unique to that particular lease that would make it reasonably certain that the Company would exercise such option. Renewal and termination options were not included in the lease term for the Company’s new and existing operating leases as these options were not reasonably certain of being exercised.

Right-of-use assets under operating leases at December 31, 2020 and 2019 totaled $48.4 million and $43.1 million, respectively. The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance.

Future minimum lease payments for operating leases with initial or remaining terms in excess of one year at December 31, 2020 were as follows (in thousands):

YEAR ENDING DECEMBER 31,
2021	$11,217
2022	12,715
2023	9,948
2024	4,297
2025	4,426
Thereafter	18,647
Total lease payments	61,250
Less: Imputed interest	(14,155)
Total operating lease liabilities	$47,095

Lease Portfolio

The components of lease cost and supplemental balance sheet information for the Company’s lease portfolio were as follows (in thousands, except term and discount rate amounts):

	YEAR ENDED DECEMBER 31,
	2020	2019
Lease cost:
Operating lease cost	$12,607	$3,667
Variable lease cost	1,164	619
Short-term lease cost	21	112
	$13,792	$4,398

	DECEMBER 31,
	2020	2019
Operating leases:
Assets:
Operating lease right-of-use assets	$48,360	$43,050
Liabilities:
Current portion of operating lease liabilities	$8,210	$9,444
Operating lease liabilities, net of current portion	38,885	32,887
Total operating lease liabilities	$47,095	$42,331
Other information:
Weighted-average remaining lease term (in years)	6.7	7.9
Weighted-average discount rate%	7.2%	8.2%

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2020	2019

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$11,903	$5,161
Lease assets obtained in exchange for lease obligations:
Operating leases	$17,049	$43,326

12. License and Collaboration Agreements

2017 License and Collaboration Agreement with Roche

In April 2017, the Company entered into a second license and collaboration agreement with Roche (the “2017 Roche Agreement”) to allow Roche to use the Company’s Cell Squeeze technology to enable gene editing of immune cells to discover new targets in cancer immunotherapy. The 2017 Roche Agreement includes several licenses granted by Roche to the Company and by the Company to Roche in order to conduct a specified research program in accordance with a specified research plan. The 2017 Roche Agreement has a term that ends upon the earlier to occur of (i) the completion of all work under the research plan or (ii) two years after the effective date of the agreement. The collaboration term is subject to Roche’s right to extend the collaboration term for up to two additional one-year periods. Roche has the right to terminate the agreement, in whole or on a workstream-by-workstream basis, upon a specified amount of notice to the Company. The Company or Roche may terminate the agreement if the other party fails to cure its material breach within a specified period after receiving notice of such breach.

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

The Company assessed its accounting for the 2017 Roche Agreement under ASC 606 as the transactions underlying the agreement were deemed to be transactions with a customer. The Company identified the following promises under the 2017 Roche Agreement: (i) a non-

exclusive license granted to Roche to perform research related to and use the Company’s Cell Squeeze technology for gene editing of immune cells; (ii) specified research and development services related to gene editing of immune cells through the research term; (iii) manufacturing activities to support the specified research plan; and (iv) participation on a JRC. The annual maintenance fees described above were determined by the Company to be optional renewal payments. The Company concluded that each of the promises under the agreement was not distinct from the other promises in the arrangement. The research license was determined to not be distinct from the research and manufacturing activities primarily as a result of Roche being unable to benefit on its own or with other resources reasonably available in the marketplace because the license to the Company’s intellectual property requires significant specialized capabilities in order to be further developed, the research services necessary to develop the product are highly specialized, and the Company’s proprietary Cell Squeeze technology is a key capability of that development. The research and manufacturing services were determined not to be distinct because the promise under the agreement is to complete research and development, inclusive of the manufacturing. In addition, the Company determined that the impact of participation on the JRC was insignificant and had an immaterial impact on the accounting model. As such, the Company concluded that the first three promises should be combined into a single performance obligation. Based on these assessments, the Company identified one distinct performance obligation at the outset of the 2017 Roche Agreement.

As of entering into the 2017 Roche Agreement, the Company assessed whether the 2017 Roche Agreement was, for accounting purposes, a modification of the 2015 Roche Agreement or a separate contract and concluded that it was a separate contract because (i) the programs under the 2017 Roche Agreement were entirely new and distinct and are separate from programs under the 2015 Roche Agreement, (ii) the 2017 Roche Agreement and 2015 Roche Agreement were not negotiated together as a package with a single commercial objective and (iii) the amount of consideration paid under the 2017 Roche Agreement and 2015 Roche Agreement are not dependent on the price or performance under the other agreement. In addition, the Company determined that the upfront payment of $5.0 million as well as the expected reimbursable costs of $1.0 million constituted the entirety of the consideration to be included in the transaction price. The potential milestone payments that the Company may be eligible to receive were initially excluded from the transaction price of the arrangement as all development milestone payments did not meet the criteria for inclusion using the most-likely-amount method. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, the Company will adjust its estimate of the transaction price. The Company received the upfront payment of $5.0 million in April 2017 upon execution of the agreement. The Company also received the payments of $0.5 million in each of 2017 and 2018 related to its reimbursable research costs. In addition, during the third quarter of 2018, the Company received a payment of $2.0 million following the achievement of the first development milestone under the agreement related to Roche’s validation of preclinical proof of concept. This amount was added to the Company’s estimate of the transaction price as of the second quarter of 2018, when the Company determined that achievement of the milestone was “most likely” and that it was probable that a significant reversal in the amount of cumulative revenue recognized would not occur, and as a result, the Company recorded a cumulative catch-up adjustment to collaboration revenue of $1.1 million during the year ended December 31, 2018.

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

During the years ended December 31, 2020 and 2019, there were no significant changes in the total estimated costs expected to be incurred to satisfy the performance obligation under the 2017 Roche Agreement and the Company recognized revenue of $0.5 million and $0.7 million, respectively, under the 2017 Roche Agreement. As of December 31, 2020 and 2019, the Company recorded as a contract liability deferred revenue related to the 2017 Roche Agreement of $1.2 million and $1.7 million, respectively, of which $0.8 million and $0.7 million, respectively, were current liabilities. As of December 31, 2020 and 2019, the research and development services related to the performance obligation were expected to be performed over a remaining period of approximately 1.5 years and 2.5 years, respectively.

2018 License and Collaboration Agreement with Roche

In October 2018, the Company entered into a third license and collaboration agreement with Roche (the “2018 Roche Agreement”) to jointly develop certain products based on mononuclear antigen presenting cells (“APCs”), including human papilloma virus (“HPV”), using the SQZ APC platform for the treatment of oncology indications. The Company granted Roche a non-exclusive license to its intellectual property, and Roche granted the Company a non-exclusive license to its and its affiliates’ intellectual property for the purpose of performing research activities. In connection with this agreement, the parties terminated the 2015 Roche Agreement described above. The 2018 Roche Agreement has a term that extends until all royalty, profit-share and other payment obligations expire or have been satisfied. Roche has the right to terminate the 2018 Roche Agreement, in whole or on a product-by-product basis, upon a specified amount of notice to the Company. The Company or Roche may terminate the agreement if the other party fails to cure its material breach within a specified period after receiving notice of such breach.

Under the 2018 Roche Agreement, Roche was granted option rights to obtain an exclusive license to develop APC products or products derived from the collaboration programs on a product-by-product basis. These option rights are exercisable upon the achievement of clinical Phase 1 proof of concept and expire, if unexercised, as of a date specified in the agreement. In addition, Roche was granted an option right to obtain an exclusive license to develop a Tumor Cell Lysate (“TCL”) product. This option right is exercisable upon the achievement of clinical proof of concept and expires, if unexercised, as of a date specified in the agreement. For each of the APC products and TCL product, once Roche exercises its option and pays a specified incremental amount ranging from $15.0 million to $50.0 million for APC products and of $100.0 million for the TCL product, Roche will receive worldwide, exclusive commercialization rights for the licensed products, subject to the Company’s alternating option to retain U.S. APC commercialization rights. The Company will retain worldwide commercialization rights to any APC products or the TCL product for which Roche elects not to exercise its applicable option. For the first APC product that Roche exercises its option, Roche will receive worldwide, exclusive commercialization rights for the licensed product. On a product-by-product basis for the APC products, after the first product option is exercised by Roche and for every other product for which Roche exercises its option, the Company will retain an option to obtain the exclusive commercialization rights in the United States. Upon exercise of the TCL option by Roche, (i) the Company will be entitled to receive the aforementioned milestone payment of $100.0 million and (ii) profits from the TCL product will be shared equally by the Company and Roche. Through December 31, 2020 and 2019 Roche had not exercised any of its options under the 2018 Roche Agreement.

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

Roche will pay tiered royalties based on annual net sales of APC and TCL products. If Roche exercises its option to obtain a license to commercialize an APC product, Roche will pay the Company tiered royalties on annual net sales of that licensed product at rates ranging from a mid single-digit percentage to a mid-teens percentage, depending on net sales of the product. If the Company exercises its option to obtain a license to develop an APC product in the United States, it will pay Roche tiered royalties on annual net sales of that licensed product at rates ranging from a mid single-digit percentage to a mid-teens percentage, depending on net sales of the product in the United States. For APC products selected by Roche, rather than mutually, Roche will pay the Company royalties on annual net sales of that licensed product at rates ranging from a mid single-digit percentage to a high single-digit percentage, depending on net sales of the product. For APC products that are selected mutually and for which the Company has not exercised its option to commercialize the product in the United States, Roche will pay the Company tiered royalties on annual net sales of that licensed product at a rate ranging from a high single-digit percentage to a mid-teens percentage, depending on net sales of the product. For TCL products, Roche will pay the Company tiered royalties on the aggregate net sales of all TCL products at rates ranging from either a mid-single digit percentage to a percentage in the low twenties, with the caveat that the rates for sales in the United States may instead range from a low-teens percentage to a percentage in the mid twenties, depending on whether and when the Company opts out of sharing certain profits and costs of commercializing the TCL product in the United States with Roche.

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

During the first quarter of 2019, the Company became entitled to receive a payment of $10.0 million upon the achievement of the first development milestone under the 2018 Roche Agreement, which was related to submission by the Company of preclinical data to the FDA. The $10.0 million amount was added to the Company’s estimate of the transaction price as of the first quarter of 2019, when the Company determined that achievement of the milestone was “most likely” and that it was probable that a significant reversal in the amount of cumulative revenue recognized would not occur, and, as a result, the Company recorded a cumulative catch-up adjustment to collaboration revenue of $1.1 million during the year ended December 31, 2019.

In October 2019, the Company received clearance from the FDA for its investigational new drug application (“IND”) for its lead clinical program under the 2018 Roche Agreement. As a result of this IND clearance and progress made toward beginning clinical trials, the Company concluded as of December 31, 2019 that the achievement in the first quarter of 2020 of a milestone resulting in receipt of a payment of $20.0 million due upon first-patient dosing in a Phase 1 clinical trial under the 2018 Roche Agreement was “most likely” and that it was probable that a significant reversal in the amount of cumulative revenue recognized would not occur. The Company therefore included the $20.0 million payment in the estimate of the transaction price for the 2018 Roche Agreement in the fourth quarter of 2019 and recorded a cumulative catch-up adjustment to collaboration revenue of $5.0 million during the year ended December 31, 2019. In March 2020, the Company received the $20.0 million milestone payment from Roche.

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

During the year ended December 31, 2020, the total estimated costs expected to be incurred to satisfy the performance obligations under the 2018 Roche Agreement increased by $7.3 million. During the year ended December 31, 2019, the total estimated costs expected to be incurred to satisfy the performance obligations increased by $21.0 million. The Company recognized revenue of $20.5 million and $18.6 million during the years ended December 31, 2020 and 2019, respectively, under the 2018 Roche Agreement. As of December 31, 2020 and 2019 the Company recorded as a contract liability deferred revenue related to the 2018 Roche Agreement of $44.0 million and $38.7 million, respectively, of which $24.7 million and $17.9 million, respectively, were current liabilities. As of December 31, 2020, the research and development services related to the performance obligations were expected to be performed over remaining periods ranging from 1.0 years to 1.5 years. As of December 31, 2019, the research and development services related to the first and second performance obligations were expected to be performed over remaining periods ranging from 1.8 years to 2.0 years.

As of December 31, 2020, the expected remaining period of performance of the Company’s research and development services related to the third performance obligation was not determinable, and it will not become determinable until TCL research activities resume, or the 2018 Roche Agreement is modified by the Company and Roche.

Contract Liability

The changes in the total contract liability (deferred revenue) balances related to the Company’s license and collaboration agreements with Roche were as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2020	2019
Balance at beginning of period	$40,453	$45,598
Deferral of revenue	25,746	14,173
Recognition of deferred revenue	(20,998)	(19,318)
Balance at end of period	$45,201	$40,453

During the years ended December 31, 2020 and 2019, the Company recognized revenue of $16.3 million and $10.1 million, respectively, related to deferred revenue that was recorded as a contract liability at the beginning of each respective year.

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

14. Related Parties

In October 2015, the Company entered into a consulting agreement with Klavs Jensen, Ph.D., a member of the Company’s board of directors. The director had agreed to perform consulting and advisory services as specified in the agreement in exchange for consulting fees, and the Company could terminate the consulting agreement for any reason. Effective as of October 1, 2019, the consulting agreement with the director was terminated. During the year ended December 31, 2019, the Company paid less than $0.1 million to the director under the terms of the consulting agreement and recorded general and administrative expenses of $0.1 million related to this consulting agreement. As of December 31, 2020 and 2019, there were no amounts due to the related party under this consulting agreement.

15. Net Loss per Share

Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	YEAR ENDED DECEMBER 31,
	2020	2019
Numerator:
Net loss	$(50,521)	$(32,202)
Denominator:
Weighted-average common shares outstanding, basic and diluted	5,401,895	1,704,509
Net loss per share attributable to common stockholders, basic and diluted	$(9.35)	$(18.89)

The Company’s potential dilutive securities, which include convertible preferred stock, a warrant to purchase common stock, and common stock options have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	YEAR ENDED DECEMBER 31,
	2020	2019
Convertible preferred stock (as converted to common stock)	—	14,604,043
Warrant to purchase common stock	—	2,038
Stock options to purchase common stock	4,039,894	3,139,649
	4,039,894	17,745,730

16. Subsequent Events

Issuance and Sale of Common Stock

On February 17, 2021, the Company completed a public offering, pursuant to which it issued and sold 3,000,000 shares of its common stock. The aggregate net proceeds received by the Company from the public offering were approximately $56.4 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by the Company, which are estimated to be $0.8 million.