Form 10-Q
period 2021-03-31
SQZ Biotechnologies Co
filed 2021-05-11
CIK 1604477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 4, 2021, the registrant had 27,881,722 shares of common stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, risks and uncertainties related to our limited operating history; our significant losses incurred since inception and expectation to incur significant additional losses for the foreseeable future; the development of our initial product candidates, upon which our business is highly dependent; the impact of the COVID-19 pandemic on our operations and clinical activities; our need for additional funding and our cash runway; the lengthy, expensive, and uncertain process of clinical drug development, including uncertain outcomes of clinical trials and potential delays in regulatory approval; our ability to maintain our relationships with our third party vendors; protection of our proprietary technology, intellectual property portfolio and the confidentiality of our trade secrets; and other important factors discussed under the caption "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and other filings with the U.S. Securities and Exchange Commission.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	MARCH 31,	DECEMBER 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$204,929	$170,357
Accounts receivable	—	1,892
Prepaid expenses and other current assets	6,185	4,582
Total current assets	211,114	176,831
Property and equipment, net	3,566	3,645
Restricted cash	2,305	2,305
Operating lease right-of-use assets	45,886	48,360
Total assets	$262,871	$231,141
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,951	$3,708
Accrued expenses	4,542	7,358
Current portion of deferred revenue	25,519	25,917
Current portion of operating lease liabilities	8,367	8,210
Total current liabilities	42,379	45,193
Deferred revenue, net of current portion	14,603	19,659
Operating lease liabilities, net of current portion	36,399	38,885
Other liabilities	205	205
Total liabilities	93,586	103,942
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2021 and December 31, 2020; No shares issued or outstanding.	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2021 and December 31, 2020; 27,881,111 and 24,786,324 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	28	25
Additional paid-in capital	311,425	253,943
Accumulated deficit	(142,168)	(126,769)
Total stockholders’ equity	169,285	127,199
Total liabilities and stockholders’ equity	$262,871	$231,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Collaboration revenue	$5,454	$6,410
Operating expenses:
Research and development	14,740	11,868
General and administrative	6,120	5,498
Total operating expenses	20,860	17,366
Loss from operations	(15,406)	(10,956)
Other income (expense):
Interest income	9	374
Other income (expense), net	(2)	(1)
Total other income, net	7	373
Net loss	(15,399)	(10,583)
Net loss per share attributable to common stockholders, basic and diluted	$(0.59)	$(6.09)
Weighted-average common shares outstanding, basic and diluted	26,264,019	1,737,596
Comprehensive loss:
Net loss	$(15,399)	$(10,583)
Other comprehensive income (loss):
Unrealized gains on marketable securities, net of tax of $0	—	116
Comprehensive loss	$(15,399)	$(10,467)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
Balances at December 31, 2020	24,786,324	25	253,943	(126,769)	127,199
Issuance of common stock upon public offering, net of issuance costs of $798	3,000,000	3	55,602	—	55,605
Issuance of common stock upon exercise of stock options	94,787	—	299	—	299
Stock-based compensation expense	—	—	1,581	—	1,581
Net loss	—	—	—	(15,399)	(15,399)
Balances at March 31, 2021	27,881,111	$28	$311,425	$(142,168)	$169,285

	CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT	PAID-IN CAPITAL	COMPREHENSIVE INCOME (LOSS)	ACCUMULATED DEFICIT	STOCKHOLDERS’ DEFICIT
Balances at December 31, 2019	13,869,027	$132,109	1,737,388	$2	$2,701	$30	$(76,248)	$(73,515)
Issuance of Series D convertible preferred stock, net of issuance costs of $8	1,094,247	$15,242	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	519	—	1	—	—	1
Stock-based compensation expense	—	—	—	—	698	—	—	698
Net loss	—	—	—	—	—	—	(10,583)	(10,583)
Unrealized gains on marketable securities, net of tax of $0	—	—	—	—	—	116	—	116
Balances at March 31, 2020	14,963,274	$147,351	1,737,907	$2	$3,400	$146	$(86,831)	$(83,283)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(15,399)	$(10,583)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	327	342
Amortization of operating lease right-of-use assets	2,474	2,355
Stock-based compensation expense	1,581	698
Accretion of discounts on marketable securities	—	(41)
Loss on termination of operating lease	—	108
Changes in operating assets and liabilities:
Accounts receivable	1,892	(759)
Prepaid expenses and other current assets	(1,603)	242
Accounts payable	572	148
Accrued expenses	(2,645)	(2,658)
Deferred revenue	(5,454)	15,606
Operating lease liabilities	(2,329)	(2,362)
Net cash (used in) provided by operating activities	(20,584)	3,096
Cash flows from investing activities:
Purchases of property and equipment	(247)	(321)
Sales and maturities of marketable securities	—	31,000
Net cash (used in) provided by investing activities	(247)	30,679
Cash flows from financing activities:
Proceeds from follow-on public offering of common stock, net of commissions and underwriting discounts	56,400	—
Payment of follow-on public offering costs	(190)	—
Payment of initial public offering costs of common stock issued in prior period	(1,106)	—
Proceeds from issuance of convertible preferred stock, net of issuance costs paid in the period	—	15,242
Payments of issuance costs of convertible preferred stock issued in prior period	—	(131)
Proceeds from exercise of stock options	299	1
Net cash provided by financing activities	55,403	15,112
Net increase in cash, cash equivalents and restricted cash	34,572	48,887
Cash, cash equivalents and restricted cash at beginning of period	172,662	41,574
Cash, cash equivalents and restricted cash at end of period	$207,234	$90,461
Supplemental disclosure of non-cash investing and financing activities:
Issuance costs for convertible preferred stock included in accrued expenses at end of period	$—	$114
Follow-on and initial public offering costs included in accounts payable and accrued expenses at end of period	$605	$—

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

On February 17, 2021, the Company completed a follow-on public offering (the “Follow-on Offering”) pursuant to which it issued and sold 3,000,000 shares of its common stock. The aggregate net proceeds received by the Company from the Follow-on Offering were approximately $56.4 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by the Company, which were approximately $0.8 million.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of convertible preferred stock, payments received in connection with collaboration agreements and proceeds from borrowings under a convertible promissory note, which converted into shares of convertible preferred stock, and, most recently, with proceeds from its initial public offering, (“IPO”) and the Follow-on Offering. The Company has incurred recurring losses since inception, including net losses of $15.4 million for the three months ended March 31, 2021 and $50.5 million for the year ended December 31, 2020. As of March 31, 2021, the Company had an accumulated deficit of $142.2 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these interim condensed consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim condensed consolidated financial statements.

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

The COVID-19 pandemic has impacted and may continue to impact personnel at third-party manufacturing facilities or the availability or cost of materials, which would disrupt the Company’s supply chain. It also has affected and may continue to affect the Company’s ability to enroll patients in and timely complete its ongoing Phase 1 clinical trial of SQZ-PBMC-HPV and delay the initiation of future clinical trials, including SQZ-AAC-HPV, disrupt regulatory activities or have other adverse effects on its business and operations. For example, the Company has experienced delays in receiving supplies of raw materials for its preclinical activities due to the impact of COVID-19 on its suppliers’ ability to timely manufacture these materials, and it has experienced an increase in the transportation cost of its product candidates due to the decreased availability of commercial flights. In addition, the Company has experienced delays in opening clinical trial sites and sites that are open may also have challenges enrolling patients due to the COVID-19 pandemic. Further, some staff that are required to conduct certain testing, such as biopsies, at the Company’s clinical sites or at third-party vendors have been required to stay at home or have been reallocated to other activities, resulting in such tests not being properly or timely performed or being delayed. The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact the Company’s ability to raise additional funds to support its operations. Moreover, the pandemic has significantly impacted economies worldwide and could result in adverse effects on the Company’s business and operations.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The accompanying consolidated balance sheet as of December 31, 2020 was derived from audited financial statements but does not include all disclosures required by GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Form 10-K filed with the SEC, on March 18, 2021. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2021 and consolidated results of operations for the three months ended March 31, 2021 and 2020 and the consolidated cash flows for the three months ended March 31, 2021 and 2020, have been made. The Company’s consolidated results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”). ASU 2018-18 makes targeted improvements to GAAP for collaborative arrangements, including (i) clarification that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account, (ii) adding unit-of-account guidance in ASC 808, Collaborative Arrangements, to align with the guidance in ASC 606 and (iii) a requirement that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under ASC 606 is precluded if the collaborative arrangement participant is not a customer. For public entities, this guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For nonpublic entities, this guidance is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company adopted ASU 2018-18 as of January 1, 2021, and the standard did not have a material impact on its consolidated financial statements.

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

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	FAIR VALUE MEASUREMENTS AT MARCH 31, 2021 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents:
Money market funds	$204,641	$—	$—	$204,641
	$204,641	$—	$—	$204,641

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2020 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents:
Money market funds	$170,097	$—	$—	$170,097
	$170,097	$—	$—	$170,097

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no changes to the valuation methods during the three months ended March 31, 2021 and 2020. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1 or Level 2 during the three months ended March 31, 2021 and 2020.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2021	2020
Prepaid expenses	$6,157	$4,032
Unbilled and other receivables	25	548
Interest receivable	3	2
	$6,185	$4,582

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2021	2020
Machinery and equipment	$6,387	$6,139
Leasehold improvements	579	579
Furniture and fixtures	$459	459
	$7,425	$7,177
Less: Accumulated depreciation and amortization	(3,859)	(3,532)
	$3,566	$3,645

Depreciation and amortization expense was $0.3 million for each of the three months ended March 31, 2021 and 2020.

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

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2021	2020
Accrued external research, development and manufacturing costs	$1,630	$3,085
Accrued employee compensation and benefits	1,090	2,682
Accrued licensing fees (Note 10)	758	743
Other	1,064	848
	$4,542	$7,358

7. Preferred Stock

In January and February 2020, the Company issued and sold an aggregate of 1,094,247 shares of Series D Preferred Stock at a price of $13.9365 per share for gross proceeds of $15.2 million. All of the 14,963,274 shares of Preferred Stock outstanding as of March 31, 2020 as shown in the Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit), as well as 1,940,945 shares of Series D Preferred Stock issued in May and June 2020, automatically converted into a total of 17,800,084 shares of common stock upon the closing of the IPO in November 2020.

8. Stock-Based Compensation

On October 20, 2020, the Company’s board of directors adopted, and on October 22, 2020 its stockholders approved, the 2020 Incentive Award Plan (the “2020 Plan”), which became effective the day prior to the first public trading date of the Company’s common stock. Following the effectiveness of the 2020 Plan, no further awards are made under the Company’s previous 2014 Stock Incentive Plan (the “2014 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares reserved for issuance under the 2020 Plan was initially equal to 2,690,415 and is subject to an annual increase on the first day of each calendar year, beginning on January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by the board of directors. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2020 Plan or following the effective date of the 2020 Plan, under the 2014 Plan are added back to the shares of common stock available for issuance under the 2020 Plan. As of March 31, 2021 and December 31, 2020, there were 2,552,907 and 2,079,230 shares available, respectively, for future issuance under the 2020 Plan.

On October 20, 2020, the Company’s board of directors adopted, and on October 22, 2020 its stockholders approved, the 2020 Employee Stock Purchase Plan (the ‘‘2020 ESPP’’), which became effective the day prior to the first public trading date of the Company’s common stock. A total of 275,886 shares of common stock was initially reserved for issuance under this plan. The number of shares of common stock that may be issued under the 2020 ESPP automatically increases on the first day of each calendar year, beginning on January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of (i) 1% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by the board of directors, provided that not more than 3,724,461 shares of common stock may be issued under the 2020 ESPP. As of March 31, 2021, no shares had been issued under the 2020 ESPP and there were 523,749 shares available for issuance.

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

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Fair value of common stock	$16.88	$7.92
Expected term (years)	6.1	6.0
Expected volatility	74.6%	72.6%
Risk-free interest rate	0.82%	1.17%
Expected annual dividend yield	0%	0%

The following table summarizes the Company’s stock option activity since December 31, 2020:

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	INTRINSIC VALUE
			(in years)	(in thousands)
Outstanding at December 31, 2020	4,039,894	$7.69	8.41	$85,993
Granted	824,082	16.88
Exercised	(94,787)	3.17
Forfeited or canceled	(58,443)	8.49
Outstanding at March 31, 2021	4,710,746	$9.38	8.54	$25,250
Vested and expected to vest at March 31, 2021	4,710,746	$9.38	8.54	$25,250
Options exercisable at March 31, 2021	1,480,312	$4.34	7.20	$13,854

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2021 and 2020 was $10.98 per share and $5.08 per share, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options was classified in the consolidated statements of operations as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Research and development expenses	$562	$234
General and administrative expenses	1,019	464
	$1,581	$698

As of March 31, 2021, total unrecognized stock-based compensation expense related to unvested stock-based awards was $23.3 million, which is expected to be recognized over a weighted-average period of 3.1 years.

9. Income Taxes

For the three months ended March 31, 2021 and 2020, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period, due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

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

As of March 31, 2021 and December 31, 2020, the Company had liabilities of $0.8 million and $0.7 million, respectively, included within accrued expenses (see Note 6). During the three months ended March 31, 2021 and 2020, the Company did not recognize any research and development expense under the sublicense terms of the MIT Agreement.

Manufacturing Services Agreements

During the years ended December 31, 2020 and 2019, the Company entered into agreements with a contract manufacturing organization to provide manufacturing services related to its product candidates as it began to prepare for a future clinical trial. The Company had no non-cancelable purchase commitments as of March 31, 2021 and December 31, 2020 under these agreements, as amended.

401(k) Plan

The Company sponsors a 401(k) defined contribution benefit plan (the “401(k) Plan”), which covers all employees who meet certain eligibility requirements as defined in the 401(k) Plan and allows participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the 401(k) Plan may be made at the discretion of management. For each of the three months ended March 31, 2021 and 2020, the Company contributed $0.1 million to the 401(k) Plan.

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

11. Leases

As of March 31, 2021, the Company leases its office and laboratory facilities under a non-cancelable operating lease entered into in December 2018, which included lease incentives, payment escalations and rent holidays. The Company had not entered into any financing leases or any short-term operating leases as of March 31, 2021 and December 31, 2020.

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

2016 Lease

In September 2016, the Company entered into a lease for office and laboratory space in Watertown, Massachusetts (the “2016 Lease”). The 2016 Lease was set to expire in September 2023; however, in February 2020, the Company and the landlord jointly terminated the 2016 Lease. Accordingly, as of February 2020, the Company had no further obligations under the 2016 Lease. As a result of this termination, the Company removed from the consolidated balance sheet the associated operating lease right-of-use asset of $2.1 million, leasehold improvements with a net carrying value of $1.4 million (see Note 5) and operating lease liabilities of $3.4 million. The Company therefore recognized a net loss on termination of the 2016 Lease of $0.1 million in the consolidated statement of operations and comprehensive loss for the three months ended March 31, 2020.

Embedded Lease

The Company evaluated its vendor contracts to identify embedded leases, if any, and noted that an agreement entered into in April 2019 with a contract manufacturing supplier constituted a lease under ASC 842 because the Company has the right to substantially all of the economic benefits from the use of the asset and can direct the use of the asset. The embedded lease commenced in September 2019 and expires in August 2022 and includes an option of the Company to further extend the term of the manufacturing services agreement by one additional year. The Company has evaluated the probability of its exercising the option to extend the term of the agreement and concluded that it was reasonably certain that it would occur. The Company has therefore included the minimum lease payments of the additional year in its calculation of its right-of-use asset and lease liability in relation to the embedded lease.

Right-of-use assets under operating leases at March 31, 2021 and December 31, 2020 totaled $45.9 million and $48.4 million, respectively. The leases do not include any restrictions or covenants that had to be accounted for under applicable lease guidance.

The components of lease cost and other information for the Company’s lease portfolio were as follows (in thousands, except term and discount rate amounts):

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Lease cost:
Operating lease cost	$3,261	$3,164
Variable lease cost	325	355
Short-term lease cost	—	21
	$3,586	$3,540

	MARCH 31, 2021	DECEMBER 31, 2020
Other information:
Weighted-average remaining lease term (in years)	6.6	6.7
Weighted-average discount rate	7.3%	7.2%

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2021	2020

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$3,132	$3,171

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

During the three months ended March 31, 2021, the total costs expected to be incurred to satisfy the performance obligation under the 2017 Roche Agreement decreased by $0.3 million. During the three months ended March 31, 2020, there were no significant changes in the total estimated costs expected to be incurred to satisfy the performance obligation. The Company recognized revenue of $0.6 million and $0.2 million, respectively, during the three months ended March 31, 2021 and 2020 under the 2017 Roche Agreement. As of March 31, 2021, the Company recorded as a contract liability deferred revenue related to the 2017 Roche Agreement of $0.6 million, of which $0.5 million was a current liability. As of March 31, 2021, the research and development services related to the performance obligation were expected to be performed over a remaining period of approximately 1.3 years.

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

Under the 2018 Roche Agreement, Roche was granted option rights to obtain an exclusive license to develop APC products or products derived from the collaboration programs on a product-by-product basis. These option rights are exercisable upon the achievement of clinical Phase 1 proof of concept and expire, if unexercised, as of a date specified in the agreement. In addition, Roche was granted an option right to obtain an exclusive license to develop a Tumor Cell Lysate (“TCL”) product. This option right is exercisable upon the achievement of clinical proof of concept and expires, if unexercised, as of a date specified in the agreement. For each of the APC products and TCL product, once Roche exercises its option and pays a specified incremental amount ranging from $15.0 million to $50.0 million for APC products and of $100.0 million for the TCL product, Roche will receive worldwide, exclusive commercialization rights for the licensed products, subject to the Company’s alternating option to retain U.S. APC commercialization rights. The Company will retain worldwide commercialization rights to any APC products or the TCL product for which Roche elects not to exercise its applicable option. For the first APC product that Roche exercises its option, Roche will receive worldwide, exclusive commercialization rights for the licensed product. On a product-by-product basis for the APC products, after the first product option is exercised by Roche and for every other product for which Roche exercises its option, the Company will retain an option to obtain the exclusive commercialization rights in the United States. Upon exercise of the TCL option by Roche, (i) the Company will be entitled to receive the aforementioned milestone payment of $100.0 million and (ii) profits from the TCL product will be shared equally by the Company and Roche. Through March 31, 2021, Roche had not exercised any of its options under the 2018 Roche Agreement.

Under the 2018 Roche Agreement, the Company received an upfront payment of $45.0 million and is eligible to receive (i) reimbursement of a mid-double-digit percentage of its development costs; (ii) aggregate milestone payments on a product-by-product basis of up to $1.6 billion upon the achievement of specified milestones, consisting of up to $217.0 million of development milestone payments, up to $240.0 million of regulatory milestone payments and up to $1.2 billion of sales milestone payments; and (iii) tiered royalties on annual net sales of APC and TCL products licensed under the agreement, as described below. The Company received the upfront payment of $45.0 million in October 2018 upon execution of the agreement. In addition, during the second quarter of 2019, the Company received a payment of $10.0 million following the achievement of the first development milestone under the 2018 Roche Agreement related to submission by the Company of preclinical data to the U.S. Food and Drug Administration (“FDA”), and during the first quarter of 2020, the Company received a payment of $20.0 million following the achievement of the second development milestone under the 2018 Roche Agreement related to first-patient dosing in a Phase 1 clinical trial.

Roche will pay tiered royalties based on annual net sales of APC and TCL products. If Roche exercises its option to obtain a license to commercialize an APC product, Roche will pay the Company tiered royalties on annual net sales of that licensed product at rates ranging from a mid-single-digit percentage to a mid-teens percentage, depending on net sales of the product. If the Company exercises its option to obtain a license to commercialize an APC product in the United States, it will pay Roche tiered royalties on annual net sales of that licensed product at rates ranging from a mid-single-digit percentage to a mid-teens percentage, depending on net sales of the product in the United States. For APC products selected by Roche, rather than mutually, Roche will pay the Company royalties on annual net sales of that licensed product at rates ranging from a mid-single-digit percentage to a high single-digit percentage, depending on net sales of the product. For APC products that are selected mutually and for which the Company has not exercised its option to commercialize the product in the United States, Roche will pay the Company tiered royalties on annual net sales of that licensed product at a rate ranging from a high single-digit percentage to a mid-teens percentage, depending on net sales of the product. For TCL products, Roche will pay the Company tiered royalties on the aggregate net sales of all TCL products at rates ranging from either a mid-single digit percentage to a percentage in the low twenties, with the caveat that the rates for sales in the United States may instead range from a low-teens percentage to a percentage in the mid-twenties, depending on whether and when the Company opts out of sharing certain profits and costs of commercializing the TCL product in the United States with Roche.

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

During the second quarter of 2019, the Company received a payment of $10.0 million following the achievement of the first development milestone under the 2018 Roche Agreement related to submission by the Company of preclinical data to the U.S. Food and Drug Administration, or FDA. During the first quarter of 2020, the Company received a payment of $20.0 million following the achievement of the second development milestone under the 2018 Roche Agreement related to first-patient dosing in a Phase 1 clinical trial. These milestones were added to the transaction price in the period that it was “most likely” and that it was probable that a significant reversal in the amount of cumulative revenue recognized would not occur.

During the fourth quarter of 2019, the Company evaluated its overall program priorities and determined that in 2020 it would continue to focus its resources on progressing the specified APC programs related to the 2018 Roche Agreement as well as its Activating Antigen Carriers (“AAC”) and Tolerizing Antigen Carriers (“TAC”) platforms. As a result of its continuing focus on these specific programs, the Company reduced the level of priority of the TCL research activities under the 2018 Roche Agreement and expects to perform such TCL research activities over a longer time period than as originally expected under the specified research plan of the agreement. Since the fourth quarter of 2019, the Company has classified $9.3 million as non-current deferred revenue, which will remain unrecognized as revenue until TCL research activities resume or the 2018 Roche Agreement is modified by the Company and Roche.

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

During the three months ended March 31, 2021 and 2020, there were no significant changes in the total estimated costs expected to be incurred to satisfy the performance obligations under the 2018 Roche Agreement. The Company recognized revenue of $4.9 million and $6.3 million during the three months ended March 31, 2021 and 2020, respectively, under the 2018 Roche Agreement. As of March 31, 2021, the Company recorded as a contract liability deferred revenue related to the 2018 Roche Agreement of $39.1 million, of which $24.7 million was a current liability. As of March 31, 2021, the research and development services related to the performance obligations were expected to be performed over remaining periods ranging from 0.8 to 1.3 years. As of December 31, 2020, the Company recorded as a contract liability deferred revenue related to the 2018 Roche Agreement of $44.0 million, of which $24.7 million was a current liability.

As of March 31, 2021 and December 31, 2020, the expected remaining period of performance of the Company’s research and development services related to the third performance obligation was not determinable, and it will not become determinable until TCL research activities resume or the 2018 Roche Agreement is modified by the Company and Roche.

Contract Liability

The changes in the total contract liability (deferred revenue) balances related to the Company’s license and collaboration agreements with Roche were as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Balance at beginning of period	$45,201	$40,453
Deferral of revenue	—	22,016
Recognition of deferred revenue	(5,454)	(6,410)
Balance at end of period	$39,747	$56,059

.

13. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Numerator:
Net loss	$(15,399)	$(10,583)
Denominator:
Weighted-average common shares outstanding, basic and diluted	26,264,019	1,737,596
Net loss per share attributable to common stockholders, basic and diluted	$(0.59)	$(6.09)

The Company’s potential dilutive securities, which in the current period consist of common stock options and in the previous period included convertible preferred stock, a warrant to purchase common stock and common stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Convertible preferred stock (as converted to common stock)	—	15,756,327
Warrant to purchase common stock	—	2,038
Stock options to purchase common stock	4,710,746	3,424,748
	4,710,746	19,183,113

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission, or SEC, on March 18, 2021 (the “2020 Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our 2020 Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biotechnology company developing cell therapies for patients in multiple therapeutic areas, including cancer, infectious diseases and other serious conditions. We use our proprietary technology, Cell Squeeze®, to physically squeeze cells through a microfluidic chip, temporarily opening the cell membrane and enabling biologic material of interest, or cargo, to diffuse into the cell. This technology allows us to create a broad pipeline of product candidates for different diseases. We believe our Cell Squeeze technology has the potential to create well-tolerated cell therapies that can provide therapeutic benefit for patients. Our potential differentiation includes accelerated timelines with production time under 24 hours, compared to four to six weeks for other existing cell therapies, improved patient experience by eliminating the need for pre-conditioning or lengthy hospital stays, and broadened therapeutic impact. Our goal is to use the Cell Squeeze approach to establish a new paradigm for cell therapies. We are currently using Cell Squeeze to create multiple cell therapy platforms focused on directing specific immune responses. Our most advanced platform in development, SQZ Antigen Presenting Cells, or SQZ APCs, is currently in a Phase 1 trial in HPV+ tumors. Our additional platforms currently in development are SQZ Activating Antigen Carriers, or SQZ AACs and SQZ Tolerizing Antigen Carriers, or SQZ TACs. We are leveraging each of these platforms to create differentiated product candidates that have applicability across multiple disease areas.

Since our inception, we have focused substantially all of our resources on building our Cell Squeeze technology, establishing and protecting our intellectual property portfolio, conducting research and development activities, developing our manufacturing process and manufacturing product candidate materials, preparing for and initiating clinical trials of our product candidates, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. Through March 31, 2021, we have funded our operations from sales of common and preferred stock, upfront and milestone payments under our collaboration agreements with Roche and with proceeds from our initial public offering, or IPO, and follow-on public offering of common stock, or the Follow-on Offering. In November 2020, we completed our IPO pursuant to which we issued and sold 5,073,529 shares of common stock, inclusive of 661,764 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received aggregate net proceeds of approximately $75.5 million from the IPO, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which were $2.6 million. In February 2021, we completed the Follow-on Offering pursuant to which we issued and sold 3,000,000 shares of common stock. We received aggregate net proceeds of approximately $56.4 million in the Follow-on Offering, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which were approximately $0.8 million.

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported a net loss of $15.4 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $142.2 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing, and distribution.

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

Impact of the COVID-19 Coronavirus

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 coronavirus has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the U.S. government-imposed travel restrictions on travel between the United States, Europe and certain other countries. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on hospitals, businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, and facilities and production have been suspended. The future progression of the pandemic and its effects on our business and operations are uncertain.

The COVID-19 pandemic has impacted and may continue to impact personnel at third-party manufacturing facilities or the availability or cost of materials, which would disrupt our supply chain. It also has affected and may continue to affect our ability to enroll patients in and timely complete our ongoing Phase 1 clinical trial of SQZ-PBMC-HPV and delay the initiation of future clinical trials, including SQZ-AAC-HPV, disrupt regulatory activities or have other adverse effects on our business and operations. For example, we have experienced delays in receiving supplies of raw materials for our preclinical activities due to the impact of COVID-19 on our suppliers’ ability to timely manufacture these materials, and we have experienced an increase in the transportation cost of our product candidates due to the decreased availability of commercial flights. In addition, we have experienced delays in opening clinical trial sites and sites that are open may also have challenges enrolling patients due to the COVID-19 pandemic. Further, some staff that are required to conduct certain testing, such as biopsies, at our clinical sites or at third-party vendors have been required to stay at home or have been reallocated to other activities, resulting in such tests not being properly or timely performed or being delayed. In response to the public health directives and to help reduce the risk to our employees, we took precautionary measures, including implementing work-from-home policies for our administrative employees and staggered work times for our lab employees. We plan to continue these measures and are assessing when and how to resume normal operations. The effects of the public health directives and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines and future clinical trials, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, results of operations and financial condition, including our ability to obtain financing.

The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds to support our operations. Moreover, the pandemic has significantly impacted economies worldwide and could result in adverse effects on our business and operations. We are monitoring the potential impact of the COVID-19 pandemic on our business and financial statements. To date, we have not incurred impairment losses in the carrying values of our assets as a result of the pandemic and we are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in our interim condensed consolidated financial statements. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and people. The extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, financial condition, and liquidity, including planned and future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects.

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

During the three months ended March 31, 2021, the total costs expected to be incurred to satisfy the performance obligation under the 2017 Roche Agreement decreased by $0.3 million. During the three months ended March 31, 2020, there were no significant changes in the total estimated costs expected to be incurred to satisfy the performance obligation. We recognized revenue of $0.6 million and $0.2 million, respectively, during the three months ended March 31, 2021 and 2020 under the 2017 Roche Agreement. As of March 31, 2021, the research and development services related to the performance obligation were expected to be performed over a remaining period of approximately 1.3 years.

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

Under the 2018 Roche Agreement, Roche was granted option rights to obtain an exclusive license to develop APC products or products derived from the collaboration programs on a product-by-product basis and to develop a Tumor Cell Lysate, or TCL, product. For each of the APC products and TCL product, once Roche exercises its option and pays a specified incremental amount, Roche will receive worldwide, exclusive commercialization rights for the licensed products. Through March 31, 2021, Roche had not exercised any of its options under the 2018 Roche Agreement.

Under the 2018 Roche Agreement, we received an upfront payment of $45.0 million and are eligible to receive (i) reimbursement of a mid-double-digit percentage of our development costs; (ii) aggregate milestone payments on a product-by-product basis of up to $1.6 billion upon the achievement of specified milestones, consisting of up to $217.0 million of development milestone payments, up to $240.0 million of regulatory milestone payments and up to $1.2 billion of sales milestone payments; and (iii) tiered royalties on annual net sales of APC and TCL products licensed under the agreement at specified rates ranging from a mid-single-digit percentage to a percentage in the mid-twenties. We received the upfront payment of $45.0 million in October 2018 upon execution of the agreement. In addition, during the second quarter of 2019, we received a payment of $10.0 million following the achievement of the first development milestone under the 2018 Roche Agreement related to submission by us of preclinical data to the U.S. Food and Drug Administration, or FDA, and during the first quarter of 2020, we received a payment of $20.0 million following the achievement of the second development milestone under the 2018 Roche Agreement related to first-patient dosing in a Phase 1 clinical trial.

We identified three performance obligations at the outset of the 2018 Roche Agreement: (1) the license to our intellectual property, the research and development activities related to HPV through Phase 1 clinical trials under a specified research plan, and the manufacturing of our SQZ APC platform and equipment in order to support the HPV research plan (the “first performance obligation”); (2) the license to our intellectual property and the research and development activities on next-generation APCs (the “second performance obligation”); and (3) the license to our intellectual property and the research and development activities on TCL (the “third performance obligation”).

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

During the second quarter of 2019, we received a payment of $10.0 million following the achievement of the first development milestone under the 2018 Roche Agreement related to submission by us of preclinical data to the FDA. During the first quarter of 2020, we received a payment of $20.0 million following the achievement of the second development milestone under the 2018 Roche Agreement related to first-patient dosing in a Phase 1 clinical trial. These milestones were added to the transaction price in the period that it was “most likely” and that it was probable that a significant reversal in the amount of cumulative revenue recognized would not occur.

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

During the three months ended March 31, 2021 and 2020, there were no significant changes in the total estimated costs expected to be incurred to satisfy the performance obligations under the 2018 Roche Agreement. We recognized revenue of $4.9 million and $6.3 million during the three months ended March 31, 2021 and 2020, respectively, under the 2018 Roche Agreement. As of March 31, 2021, the research and development services related to the performance obligations were expected to be performed over remaining periods ranging from 0.8 to 1.3 years.

As of March 31, 2021 and December 31, 2020, the expected remaining period of performance of our research and development services related to the third performance obligation was not determinable, and it will not become determinable until TCL research activities resume or the 2018 Roche Agreement is modified by us and Roche.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting, and audit services. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our cash equivalents and marketable securities balances. We expect that our interest income will increase as we invest the cash received from the net proceeds from our IPO and our Follow-on Offering.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	THREE MONTHS ENDED MARCH 31,
	2021	2020	CHANGE
	(in thousands)
Collaboration revenue	$5,454	$6,410	$(956)
Operating expenses:
Research and development	14,740	11,868	2,872
General and administrative	6,120	5,498	622
Total operating expenses	20,860	17,366	3,494
Loss from operations	(15,406)	(10,956)	(4,450)
Other income (expense):
Interest income	9	374	(365)
Other income (expense), net	(2)	(1)	(1)
Total other income, net	7	373	(366)
Net loss	$(15,399)	$(10,583)	$(4,816)

Revenue

Collaboration revenue was $5.5 million for the three months ended March 31, 2021, compared to $6.4 million for the three months ended March 31, 2020. The decrease in revenue was primarily due to a change in estimate (made as of December 2020) of the expected performance period of one of the performance obligations under our 2018 agreement with Roche, resulting in lower revenues being recognized in the first quarter of 2021. We recognize revenue for the Roche agreement using an input measure, comparing our cumulative costs incurred to our total estimated costs of the research, development, and manufacturing activities, as applicable, on each program. In the fourth quarter of 2019, we included the $20.0 million payment due upon the then-expected achievement of the second development milestone under the 2018 Roche Agreement in our estimate of the transaction price for the 2018 Roche Agreement, which resulted in the recognition of an additional $1.5 million of collaboration revenue during the three months ended March 31, 2020. During the three months ended March 31, 2021 and 2020, we recognized total revenue of $4.9 million and $6.3 million (inclusive of the $1.5 million amount described above) respectively, under the 2018 Roche Agreement. During the three months ended March 31, 2021 and 2020, we recognized total revenue of $0.6 million and $0.2 million, respectively, under the 2017 Roche Agreement. The increase in revenue recognized under the 2017 Roche Agreement during the three months ended March 31, 2021, compared to the three months ended March 31, 2020 was due to a decrease in remaining expected costs required to complete the performance obligations under the agreement.

Research and Development Expenses

	THREE MONTHS ENDED MARCH 31,
	2021	2020	CHANGE
	(in thousands)
Direct research and development expenses by program:
SQZ-PBMC-HPV	$4,189	$4,125	$64
SQZ-AAC-HPV	1,059	725	334
APC—other	1,029	445	584
Other programs	1,885	684	1,201
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	4,199	3,264	935
Facility related	1,142	1,516	(374)
Laboratory and consumable materials	262	337	(75)
Platform-related external services and other	975	772	203
Total research and development expenses	$14,740	$11,868	$2,872

Research and development expenses were $14.7 million for the three months ended March 31, 2021, compared to $11.9 million for the three months ended March 31, 2020. The direct costs related to our SQZ-PBMC-HPV program during the three months ended March 31, 2021 were flat compared to the same period in 2020. Direct costs incurred for our SQZ-AAC-HPV program increased by $0.3 million as compared to the same period in 2020, primarily as a result of higher materials expenses due to increased manufacturing activities following the clearance by the Food and Drug Administration, or FDA of our Investigational New Drug application, or IND in January 2021. APC-other costs increased by $0.6 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to higher manufacturing costs incurred for our other APC programs.

The increase in personnel-related costs of $0.9 million relative to the same period in 2020, was primarily due to increased stock-based compensation expense and salary costs in our research and development function. Personnel-related costs for the three months ended March 31, 2021 and 2020 included stock-based compensation expense of $0.6 million and $0.2 million, respectively. Facility-related costs decreased by $0.4 million relative to the same period in 2020, primarily due to a decrease in rent and information technology expenses. During the three months ended March 31, 2020, we had additional office and laboratory space as we transitioned from our old facility to a new facility. Laboratory and consumable materials expenses decreased by $0.1 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, as a result of anticipated fluctuation from period to period based on the timing of our purchases made. We expense the costs of materials when purchased because they have no alternative future use. Platform-related external services and other costs increased by $0.2 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 as a result of higher consulting, engineering and service costs.

General and Administrative Expenses

	THREE MONTHS ENDED MARCH 31,
	2021	2020	CHANGE
	(in thousands)
Personnel related (including stock-based compensation)	$2,909	$2,069	$840
Professional and consultant fees	708	2,001	(1,293)
Patent related	816	449	367
Facility related and other	1,687	979	708
Total general and administrative expenses	$6,120	$5,498	$622

General and administrative expenses for the three months ended March 31, 2021 were $6.1 million, compared to $5.5 million for the three months ended March 31, 2020. Personnel-related costs increased by $0.8 million as compared to the same period in 2020, primarily due to an increase in stock-based compensation expense and salary costs. Personnel-related costs for the three months ended March 31, 2021 and 2020 included stock-based compensation expense of $1.0 million and $0.5 million, respectively. Professional and consultant fees decreased by $1.3 million as the costs incurred in the prior year period were incurred due to the growth of our company as we began preparation to become a public company. Patent-related costs increased by $0.4 million in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 as a result of increased legal costs related to intellectual property protections, primarily consisting of patent application and maintenance costs in the United States and internationally in the three months ended March 31, 2020. Facility-related and other costs increased by $0.7 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily due to an increase in insurance expense as a result of becoming a public company in November 2020.

Interest Income

Interest income for the three months ended March 31, 2021 was less than $0.1 million as compared to $0.4 million for the three months ended March 31, 2020. The decrease in interest income was due to the decrease in average interest rates during the respective periods.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for the next several years, if at all. Through March 31, 2021, we have funded our operations from the sales of our common and preferred stock, upfront and milestone payments under our collaboration agreements with Roche, and with proceeds from our IPO and Follow-on Offering. In November 2020, we completed our IPO pursuant to which we issued and sold 5,073,529 shares of common stock, inclusive of 661,764 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received aggregate net proceeds of approximately $75.5 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which were $2.6 million. In February 2021, we completed the Follow-on Offering pursuant to which we issued and sold 3,000,000 shares of common stock. We received aggregate net proceeds of approximately $56.4 million in the Follow-on Offering, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, of approximately $0.8 million. As of March 31, 2021, we had cash and cash equivalents of $204.9 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	THREE MONTHS ENDED MARCH 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by operating activities	$(20,584)	$3,096
Net cash (used in) provided by investing activities	(247)	30,679
Net cash provided by financing activities	55,403	15,112
Net increase in cash, cash equivalents and restricted cash	$34,572	$48,887

Operating Activities

During the three months ended March 31, 2021, operating activities used $20.6 million of cash, primarily resulting from our net loss of $15.4 million and changes in our operating assets and liabilities of $9.6 million, partially offset by net non-cash charges of $4.4 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2021 consisted primarily of a $5.5 million decrease in deferred revenue, a $2.3 million decrease in operating lease liabilities, a $2.6 million decrease in accrued expenses and a $1.6 million increase in prepaid expenses and other current assets, all of which were partially offset by a $1.9 million decrease in accounts receivable. The decrease in deferred revenue during the three months ended March 31, 2021 was due to the revenue we recognized in that same period under the 2018 Roche Agreement.

During the three months ended March 31, 2020, operating activities provided $3.1 million of cash, primarily resulting from changes in our operating assets and liabilities of $10.2 million and net non-cash charges of $3.5 million, partially offset by our net loss of $10.6 million. Net cash provided by changes in our operating assets and liabilities for the three months ended March 31, 2020 consisted primarily of a $15.6 million increase in deferred revenue due to our receipt of a $20.0 million milestone payment under the 2018 Roche Agreement, partially offset by the related revenue we recognized in that same period, under the 2018 Roche Agreement. Cash flow from operating activities were also impacted by a decrease of $0.2 million in prepaid expenses and other current assets, a $2.7 million decrease in accrued expenses, a $2.4 million decrease in operating lease liabilities and a $0.8 million increase in accounts receivable

In all periods presented, other changes in prepaid expenses and other current assets, accounts receivable, accounts payable, accrued expenses and other liabilities not described above were generally due to growth in our business, the advancement of our research programs and the timing of vendor invoicing and payments. In all periods presented, decreases in operating lease liabilities were primarily due to our recurring payments made under recorded operating lease liabilities, including those arising from embedded leases.

Investing Activities

During the three months ended March 31, 2021, net cash used in investing activities was $0.2 million, consisting of purchases of property and equipment.

During the three months ended March 31, 2020, net cash provided by investing activities was $30.7 million, consisting of maturities of marketable securities of $31.0 million, partially offset by purchases of property and equipment of $0.3 million.

The purchases of property and equipment in each period were primarily for equipment purchases and leasehold improvements related to the expansion of our research and development activities and the growth of our business.

Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities was $55.4 million, consisting of net proceeds from the Follow-on Offering in February 2021, of $56.4 million, in addition to proceeds of $0.3 million of from stock option exercises during the quarter, offset by the payment of $1.3 million of IPO and Follow-on Offering costs.

During the three months ended March 31, 2020, net cash provided by financing activities was $15.1 million, consisting primarily of net proceeds from our issuances of Series D preferred stock in January and February 2020, partially offset by payments of issuance costs related to Series D preferred stock that we issued and sold in the prior quarter.

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

We believe that our existing cash, and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through the first half of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those described in our 2020 Form 10-K. For additional information, see Note 10 to our consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our 2020 Form 10-K. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no significant changes to our critical accounting policies from those described in the 2020 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2021, we had cash and cash equivalents of $204.9 million, which consisted of cash and money market funds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these balances, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

We are not currently exposed to significant market risk related to changes in interest rates or foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. Our operations may be subject to inflation in the future.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. In addition to the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Results of Operations and Financial Condition”, you should carefully consider the factors described in the section titled “Risk Factors” in our 2020 Form 10-K. There have been no material changes to our risk factors as previously disclosed in our 2020 Form 10-K.

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

The net proceeds of approximately $72.5 million have been invested in money market funds. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus relating to the Registration Statement, filed with the SEC on October 30, 2020 pursuant to Rule 424(b)(4).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation of SQZ Biotechnologies Company.	8-K	001-39662	3.1	11/04/2020

3.2	Amended and Restated Bylaws of SQZ Biotechnologies Company.	S-1/A	333-249422	3.4	10/26/2020

4.1	Amended and Restated Investors’ Rights Agreement, dated as of December 19, 2019, as amended.	S-1	333-252889	4.1	02/09/2021

4.2	Specimen Stock Certificate.	S-1/A	333-249422	4.2	10/26/2020

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SQZ Biotechnologies Company

Date: May 11, 2021	By:	/s/ Armon Sharei, Ph.D.
Armon Sharei, Ph.D.
President and Chief Executive Officer

Date: May 11, 2021	By:	/s/ Teri Loxam
Teri Loxam
Chief Financial Officer