Form 10-Q
period 2021-06-30
SQZ Biotechnologies Co
filed 2021-08-04
CIK 1604477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 28, 2021, the registrant had 28,047,393 shares of common stock, $0.001 par value per share, outstanding.

SQZ BIOTECHNOLOGIES COMPANY

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	JUNE 30,	DECEMBER 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$185,067	$170,357
Accounts receivable	—	1,892
Prepaid expenses and other current assets	4,196	4,582
Total current assets	189,263	176,831
Property and equipment, net	3,519	3,645
Restricted cash	2,305	2,305
Operating lease right-of-use assets	43,467	48,360
Total assets	$238,554	$231,141
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,104	$3,708
Accrued expenses	5,245	7,358
Current portion of deferred revenue	26,609	25,917
Current portion of operating lease liabilities	9,877	8,210
Total current liabilities	43,835	45,193
Deferred revenue, net of current portion	9,200	19,659
Operating lease liabilities, net of current portion	32,610	38,885
Other liabilities	205	205
Total liabilities	85,850	103,942
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2021 and December 31, 2020; No shares issued or outstanding.	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2021 and December 31, 2020; 28,031,404 and 24,786,324 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively.	28	25
Additional paid-in capital	313,914	253,943
Accumulated deficit	(161,238)	(126,769)
Total stockholders’ equity	152,704	127,199
Total liabilities and stockholders’ equity	$238,554	$231,141

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Collaboration revenue	$4,539	$5,980	$9,993	$12,390
Operating expenses:
Research and development	17,682	12,037	32,422	23,905
General and administrative	5,933	4,029	12,054	9,527
Total operating expenses	23,615	16,066	44,476	33,432
Loss from operations	(19,076)	(10,086)	(34,483)	(21,042)
Other income (expense):
Interest income	11	103	20	477
Other income (expense), net	(5)	(3)	(6)	(4)
Total other income, net	6	100	14	473
Net loss	(19,070)	(9,986)	(34,469)	(20,569)
Net loss per share attributable to common stockholders, basic and diluted	$(0.68)	$(5.74)	$(1.27)	$(11.83)
Weighted-average common shares outstanding, basic and diluted	27,919,647	1,739,114	27,100,817	1,738,353
Comprehensive loss:
Net loss	$(19,070)	$(9,986)	$(34,469)	$(20,569)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities, net of tax of $0	—	(83)	—	33
Comprehensive loss	$(19,070)	$(10,069)	$(34,469)	$(20,536)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
Balances at March 31, 2021	27,881,111	28	311,425	(142,168)	169,285
Issuance of common stock upon exercise of stock options	150,293	—	660	—	660
Stock-based compensation expense	—	—	1,829	—	1,829
Net loss	—	—	—	(19,070)	(19,070)
Balances at June 30, 2021	28,031,404	$28	$313,914	$(161,238)	$152,704

	CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT	PAID-IN CAPITAL	COMPREHENSIVE INCOME (LOSS)	ACCUMULATED DEFICIT	STOCKHOLDERS’ DEFICIT
Balances at March 31, 2020	14,963,274	$147,351	1,737,907	$2	$3,400	$146	$(86,831)	$(83,283)
Issuance of Series D convertible preferred stock, net of issuance costs of $8	1,940,945	$27,006	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	18,111	—	32	—	—	32
Stock-based compensation expense	—	—	—	—	754	—	—	754
Net loss	—	—	—	—	—	—	(9,986)	(9,986)
Unrealized gains on marketable securities, net of tax of $0	—	—	—	—	—	(83)	—	(83)
Balances at June 30, 2020	16,904,219	$174,357	1,756,018	$2	$4,186	$63	$(96,817)	$(92,566)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
Balances at December 31, 2020	24,786,324	25	253,943	(126,769)	127,199
Issuance of common stock upon public offering, net of issuance costs of $798	3,000,000	3	55,599	—	55,602
Issuance of common stock upon exercise of stock options	245,080	—	960	—	960
Stock-based compensation expense	—	—	3,412	—	3,412
Net loss	—	—	—	(34,469)	(34,469)
Balances at June 30, 2021	28,031,404	$28	$313,914	$(161,238)	$152,704

	CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT	PAID-IN CAPITAL	COMPREHENSIVE INCOME (LOSS)	ACCUMULATED DEFICIT	STOCKHOLDERS’ DEFICIT
Balances at December 31, 2019	13,869,027	$132,109	1,737,388	$2	$2,701	$30	$(76,248)	$(73,515)
Issuance of Series D convertible preferred stock, net of issuance costs of $8	3,035,192	$42,248	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	18,630	—	33	—	—	33
Stock-based compensation expense	—	—	—	—	1,452	—	—	1,452
Net loss	—	—	—	—	—	—	(20,569)	(20,569)
Unrealized gains on marketable securities, net of tax of $0	—	—	—	—	—	33	—	33
Balances at June 30, 2020	16,904,219	$174,357	1,756,018	$2	$4,186	$63	$(96,817)	$(92,566)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(34,469)	$(20,569)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	640	677
Amortization of operating lease right-of-use assets	4,895	4,643
Stock-based compensation expense	3,412	1,452
Accretion of discounts on marketable securities	—	(24)
Loss on termination of operating lease	—	108
Loss on disposal of equipment	6	—
Changes in operating assets and liabilities:
Accounts receivable	1,892	36
Prepaid expenses and other current assets	386	241
Accounts payable	(793)	(25)
Accrued expenses	(1,818)	(2,690)
Deferred revenue	(9,767)	11,464
Operating lease liabilities	(4,609)	(4,292)
Other liabilities	—	108
Net cash used in operating activities	(40,225)	(8,871)
Cash flows from investing activities:
Purchases of property and equipment	(521)	(788)
Sales and maturities of marketable securities	—	43,000
Net cash (used in) provided by investing activities	(521)	42,212
Cash flows from financing activities:
Proceeds from follow-on public offering of common stock, net of commissions and underwriting discounts	56,400	—
Payment of follow-on public offering costs	(798)	—
Payment of initial public offering costs of common stock issued in prior period	(1,106)	—
Proceeds from issuance of convertible preferred stock, net of issuance costs paid in the period	—	42,248
Payments of issuance costs of convertible preferred stock issued in prior period	—	(245)
Proceeds from exercise of stock options	960	33
Net cash provided by financing activities	55,456	42,036
Net increase in cash, cash equivalents and restricted cash	14,710	75,377
Cash, cash equivalents and restricted cash at beginning of period	172,662	41,574
Cash, cash equivalents and restricted cash at end of period	$187,372	$116,951
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accrued expenses at end of period	$—	$208
Lease assets obtained in exchange for operating lease liabilities	$—	$886
Deferred offering costs included in accrued expenses at end of period	$—	$7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of the Business and Basis of Presentation

SQZ Biotechnologies Company (the “Company”) is a clinical-stage biotechnology company developing cell therapies for patients with cancer, infectious diseases and other serious conditions. The Company uses its proprietary technology, Cell Squeeze, to physically squeeze cells through a microfluidic chip, temporarily opening the cell membrane and enabling biologic material of interest, or cargo, to diffuse into the cell. The Company is using Cell Squeeze technology to create multiple cell therapy platforms focused on directing specific immune responses. The Company was incorporated in March 2013 under the laws of the State of Delaware.

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of convertible preferred stock, payments received in connection with collaboration agreements, proceeds from borrowings under a convertible promissory note, which converted into shares of convertible preferred stock, and, most recently, with proceeds from its initial public offering, (“IPO”) and the Follow-on Offering. The Company has incurred recurring losses since inception, including net losses of $34.5 million for the six months ended June 30, 2021. As of June 30, 2021, the Company had an accumulated deficit of $161.2 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these interim condensed consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim condensed consolidated financial statements.

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

The COVID-19 pandemic has impacted and may continue to impact personnel at third-party manufacturing facilities or the availability or cost of materials, which would disrupt the Company’s supply chain. It also has affected and may continue to affect the Company’s ability to enroll patients in and timely complete its ongoing Phase 1 clinical trial of SQZ-PBMC-HPV and delay the initiation of future clinical trials, including SQZ-AAC-HPV, disrupt regulatory activities or have other adverse effects on its business and operations. For example, the Company has experienced delays in receiving supplies of raw materials for its preclinical activities due to the impact of COVID-19 on its suppliers’ ability to timely manufacture these materials, and it has experienced an increase in the transportation cost of its product candidates due to the decreased availability of commercial flights. In addition, the Company has experienced delays in opening clinical trial sites and sites that are open may also have challenges enrolling patients due to the COVID-19 pandemic. Further, staff shortages, including staff that are required to conduct certain testing, such as biopsies, at the Company’s clinical sites or at third-party vendors have resulted in delays in site initiations and in such tests not being properly or timely performed or being delayed. The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact the Company’s ability to raise additional funds to support its operations. Moreover, the pandemic has significantly impacted economies worldwide and could result in adverse effects on the Company’s business and operations.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The accompanying consolidated balance sheet as of December 31, 2020 was derived from audited financial statements but does not include all disclosures required by GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Form 10-K filed with the SEC, on March 18, 2021. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2021, the consolidated results of operations for the three and six months ended June 30, 2021 and 2020, and the consolidated cash flows for six months ended June 30, 2021 and 2020 have been made. The Company’s consolidated results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the full year or any other subsequent interim period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, the accrual of research and development expenses, the valuation of common stock and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, judgments and methodologies as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.

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

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	FAIR VALUE MEASUREMENTS AT JUNE 30, 2021 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents:
Money market funds	$184,395	$—	$—	$184,395
	$184,395	$—	$—	$184,395

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2020 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents:
Money market funds	$170,097	$—	$—	$170,097
	$170,097	$—	$—	$170,097

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no changes to the valuation methods during the six months ended June 30, 2021 The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1 or Level 2 during the six months ended June 30, 2021.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2021	2020
Prepaid expenses	$4,144	$4,032
Unbilled and other receivables	48	548
Interest receivable	4	2
	$4,196	$4,582

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2021	2020
Machinery and equipment	$6,568	$6,139
Leasehold improvements	579	579
Furniture and fixtures	$459	459
	$7,606	$7,177
Less: Accumulated depreciation and amortization	(4,087)	(3,532)
	$3,519	$3,645

Depreciation and amortization expense was $0.3 million for each of the three months ended June 30, 2021 and 2020. Depreciation and amortization expense was $0.6 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively.

In February 2020, as a result of the termination of the 2016 Lease (see Note 11), the Company removed from the consolidated balance sheet leasehold improvements with a cost of $2.7 million and accumulated depreciation related to those leasehold improvements of $1.3 million. The resulting $1.4 million loss was recognized by the Company as a component of the $0.1 million net loss on termination for the six months ended June 30, 2020.

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2021	2020
Accrued external research, development and manufacturing costs	$1,921	$3,085
Accrued employee compensation and benefits	1,811	2,682
Accrued licensing fees (Note 10)	772	743
Other	741	848
	$5,245	$7,358

7. Preferred Stock

In January and February 2020, the Company issued and sold an aggregate of 1,094,247 shares of Series D Preferred Stock at a price of $13.9365 per share for gross proceeds of $15.2 million. In May and June 2020, the Company issued and sold an additional 1,940,945 shares of Preferred Stock at a price of $13.9365 per share for gross proceeds of $27.0 million. All of the 16,904,219 shares of Preferred Stock outstanding as of June 30, 2020 as shown in the Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit) automatically converted into a total of 17,800,084 shares of common stock upon the closing of the IPO in November 2020.

8. Stock-Based Compensation

On October 20, 2020, the Company’s board of directors adopted, and on October 22, 2020 its stockholders approved, the 2020 Incentive Award Plan (the “2020 Plan”), which became effective the day prior to the first public trading date of the Company’s common stock. Following the effectiveness of the 2020 Plan, no further awards are made under the Company’s previous 2014 Stock Incentive Plan (the “2014 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares reserved for issuance under the 2020 Plan was initially equal to 2,690,415 and is subject to an annual increase on the first day of each calendar year. The initial increase began on January 1, 2021 and ends on and includes January 1, 2030, equal to the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by the board of directors. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2020 Plan or following the effective date of the 2020 Plan, under the 2014 Plan are added back to the shares of common stock available for issuance under the 2020 Plan. As of June 30, 2021 and December 31, 2020, there were 2,541,715 and 2,079,230 shares available, respectively, for future issuance under the 2020 Plan.

On October 20, 2020, the Company’s board of directors adopted, and on October 22, 2020 its stockholders approved, the 2020 Employee Stock Purchase Plan (the ‘‘2020 ESPP’’), which became effective the day prior to the first public trading date of the Company’s common stock. A total of 275,886 shares of common stock was initially reserved for issuance under this plan. The number of shares of common stock that may be issued under the 2020 ESPP automatically increases on the first day of each calendar year. The initial increase began on January 1, 2021 and ends on and includes January 1, 2030, equal to the lesser of (i) 1% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by the board of directors, provided that not more than 3,724,461 shares of common stock may be issued under the 2020 ESPP. As of June 30, 2021, no shares had been issued under the 2020 ESPP and there were 523,749 shares available for issuance.

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

The following table summarizes the Company’s stock option activity since December 31, 2020:

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	INTRINSIC VALUE
			(in years)	(in thousands)
Outstanding at December 31, 2020	4,039,894	$7.69	8.41	$85,993
Granted	1,023,037	16.13
Exercised	(245,080)	3.92
Forfeited or canceled	(246,206)	10.47
Outstanding at June 30, 2021	4,571,645	$9.64	8.37	$25,730
Vested and expected to vest at June 30, 2021	4,571,645	$9.64	8.37	$25,730
Options exercisable at June 30, 2021	1,515,222	$4.62	7.11	$14,931

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options was classified in the consolidated statements of operations as follows (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Research and development expenses	$683	$283	$1,247	$517
General and administrative expenses	1,146	471	2,165	935
	$1,829	$754	$3,412	$1,452

As of June 30, 2021, total unrecognized stock-based compensation expense related to unvested stock-based awards was $21.9 million, which is expected to be recognized over a weighted-average period of 2.9 years.

9. Income Taxes

For the three and six months ended June 30, 2021 and 2020, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period, due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

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

As of June 30, 2021 and December 31, 2020, the Company had liabilities of $0.8 million and $0.7 million, respectively, included within accrued expenses (see Note 6). During each of the six months ended June 30, 2021 and 2020, the Company did not recognize any research and development expense under the sublicense terms of the MIT Agreement.

Manufacturing Services Agreements

During the years ended December 31, 2020 and 2019, the Company entered into agreements with a contract manufacturing organization to provide manufacturing services related to its product candidates as it began to prepare for a future clinical trial. The Company had no non-cancelable purchase commitments as of June 30, 2021 and December 31, 2020 under these agreements, as amended.

401(k) Plan

The Company sponsors a 401(k) defined contribution benefit plan (the “401(k) Plan”), which covers all employees who meet certain eligibility requirements as defined in the 401(k) Plan and allows participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the 401(k) Plan may be made at the discretion of management. For each of the three months ended June 30, 2021 and 2020, the Company contributed $0.1 million to the 401(k) Plan. For each of the six months ended June 30, 2021 and 2020, the Company contributed $0.2 million to the 401(k) Plan.

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

11. Leases

As of June 30, 2021, the Company leases its office and laboratory facilities under a non-cancelable operating lease entered into in December 2018, which included lease incentives, payment escalations and rent holidays. The Company had not entered into any financing leases or any short-term operating leases as of June 30, 2021 and December 31, 2020.

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

2016 Lease

In September 2016, the Company entered into a lease for office and laboratory space in Watertown, Massachusetts (the “2016 Lease”). The 2016 Lease was set to expire in September 2023; however, in February 2020, the Company and the landlord jointly terminated the 2016 Lease. Accordingly, as of February 2020, the Company had no further obligations under the 2016 Lease. As a result of this termination, the Company removed from the consolidated balance sheet the associated operating lease right-of-use asset of $2.1 million, leasehold improvements with a net carrying value of $1.4 million (see Note 5) and operating lease liabilities of $3.4 million. The Company therefore recognized a net loss on termination of the 2016 Lease of $0.1 million in the consolidated statement of operations and comprehensive loss for the six months ended June 30, 2020.

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

Right-of-use assets under operating leases at June 30, 2021 and December 31, 2020 totaled $43.5 million and $48.4 million, respectively. The leases do not include any restrictions or covenants that had to be accounted for under applicable lease guidance.

Lease Portfolio

The components of lease cost and other information for the Company’s lease portfolio were as follows (in thousands, except term and discount rate amounts):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Lease cost:
Operating lease cost	$3,273	$2,970	$6,534	$6,134
Variable lease cost	679	246	1,003	601
Short-term lease cost	—	—	—	21
	$3,952	$3,216	$7,537	$6,756

	JUNE 30, 2021	DECEMBER 31, 2020
Other information:
Weighted-average remaining lease term (in years)	6.4	6.7
Weighted-average discount rate	7.4%	7.2%

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$6,249	$5,841

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

During the three and six months ended June 30, 2021, the total costs expected to be incurred to satisfy the performance obligation under the 2017 Roche Agreement decreased by $0.1 million and $0.3 million, respectively. During the three and six months ended June 30, 2020, there were no significant changes in the total estimated costs expected to be incurred to satisfy the performance obligation. The Company recognized revenue of $0.2 million during each of the three months ended June 30, 2021 and 2020 under the 2017 Roche Agreement. The Company recognized revenue of $0.8 million and $0.3 million, respectively, during the six months ended June 30, 2021 and 2020 under this agreement. As of June 30, 2021, the Company recorded as a contract liability deferred revenue related to the 2017 Roche Agreement of $0.5 million, all of which was a current liability. As of June 30, 2021, the research and development services related to the performance obligation were expected to be performed over a remaining period of approximately 1.0 year.

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

Under the 2018 Roche Agreement, Roche was granted option rights to obtain an exclusive license to develop APC products or products derived from the collaboration programs on a product-by-product basis. These option rights are exercisable upon the achievement of clinical Phase 1 proof of concept and expire, if unexercised, as of a date specified in the agreement. In addition, Roche was granted an option right to obtain an exclusive license to develop a Tumor Cell Lysate (“TCL”) product. This option right is exercisable upon the achievement of clinical proof of concept and expires, if unexercised, as of a date specified in the agreement. For each of the APC products and TCL product, once Roche exercises its option and pays a specified incremental amount ranging from $15.0 million to $50.0 million for APC products and of $100.0 million for the TCL product, Roche will receive worldwide, exclusive commercialization rights for the licensed products, subject to the Company’s alternating option to retain U.S. APC commercialization rights. The Company will retain worldwide commercialization rights to any APC products or the TCL product for which Roche elects not to exercise its applicable option. For the first APC product that Roche exercises its option, Roche will receive worldwide, exclusive commercialization rights for the licensed product. On a product-by-product basis for the APC products, after the first product option is exercised by Roche and for every other product for which Roche exercises its option, the Company will retain an option to obtain the exclusive commercialization rights in the United States. Upon exercise of the TCL option by Roche, (i) the Company will be entitled to receive the aforementioned milestone payment of $100.0 million and (ii) profits from the TCL product will be shared equally by the Company and Roche. Through June 30, 2021, Roche had not exercised any of its options under the 2018 Roche Agreement.

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

During the fourth quarter of 2019, the Company evaluated its overall program priorities and determined that in 2020 it would continue to focus its resources on progressing the specified APC programs related to the 2018 Roche Agreement as well as its Activating Antigen Carriers (“AAC”) and Tolerizing Antigen Carriers (“TAC”) platforms. As a result of its continuing focus on these specific programs, the Company reduced the level of priority of the TCL research activities under the 2018 Roche Agreement and expects to perform such TCL research activities over a longer time period than as originally expected under the specified research plan of the agreement. Since the fourth quarter of 2019, the Company has classified $9.2 million as non-current deferred revenue, which will remain unrecognized as revenue until TCL research activities resume or the 2018 Roche Agreement is modified by the Company and Roche.

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

During the three and six months ended June 30, 2021 and 2020, there were no significant changes in the total estimated costs expected to be incurred to satisfy the performance obligations under the 2018 Roche Agreement. The Company recognized revenue of $4.3 million and $5.8 million during the three months ended June 30, 2021 and 2020, respectively, under this agreement. The Company recognized revenue of $9.1 million and $12.1 million during the six months ended June 30, 2021 and 2020, respectively, under the 2018 Roche Agreement. As of June 30, 2021, the Company recorded as a contract liability deferred revenue related to the 2018 Roche Agreement of $34.8 million, of which $25.7 million was a current liability. As of June 30, 2021, the research and development services related to the performance obligations were expected to be performed over remaining periods ranging from 0.5 to 1.0 years. As of December 31, 2020, the Company recorded as a contract liability deferred revenue related to the 2018 Roche Agreement of $44.0 million, of which $24.7 million was a current liability.

As of June 30, 2021 and December 31, 2020, the expected remaining period of performance of the Company’s research and development services related to the third performance obligation was not determinable, and it will not become determinable until TCL research activities resume or the 2018 Roche Agreement is modified by the Company and Roche.

Contract Liability

The changes in the total contract liability (deferred revenue) balances related to the Company’s license and collaboration agreements were as follows (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Balance at beginning of period	$39,747	$56,059	$45,201	$40,453
Deferral of revenue	—	1,838	—	23,854
Other	100	—	100	—
Recognition of deferred revenue	(4,539)	(5,980)	(9,993)	(12,390)
Balance at end of period	$35,308	$51,917	$35,308	$51,917

13. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(19,070)	$(9,986)	$(34,469)	$(20,569)
Denominator:
Weighted-average common shares outstanding, basic and diluted	27,919,647	1,739,114	27,100,817	1,738,353
Net loss per share attributable to common stockholders, basic and diluted	$(0.68)	$(5.74)	$(1.27)	$(11.83)

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

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Convertible preferred stock (as converted to common stock)	—	17,800,084	—	17,800,084
Warrant to purchase common stock	—	2,038	—	2,038
Stock options to purchase common stock	4,571,645	3,341,503	4,571,645	3,341,503
	4,571,645	21,143,625	4,571,645	21,143,625

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

Overview

We are a clinical-stage biotechnology company developing cell therapies for patients in multiple therapeutic areas, including cancer, infectious diseases and other serious conditions. We use our proprietary technology, Cell Squeeze®, to physically squeeze cells through a microfluidic chip, temporarily opening the cell membrane and enabling biologic material of interest, or cargo, to diffuse into the cell. This technology allows us to create a broad pipeline of product candidates for different diseases. We believe our Cell Squeeze technology has the potential to create well-tolerated cell therapies that can provide therapeutic benefit for patients. Our potential differentiation includes accelerated timelines with production time under 24 hours, compared to four to six weeks for other existing cell therapies, improved patient experience by eliminating the need for pre-conditioning or lengthy hospital stays, and broadened therapeutic impact. Our goal is to use the Cell Squeeze approach to establish a new paradigm for cell therapies. We are currently using Cell Squeeze to create multiple cell therapy platforms focused on directing specific immune responses. Our most advanced platform in development, SQZ Antigen Presenting Cells, or SQZ APCs, is currently in a Phase 1 trial in HPV+ tumors. Our additional platforms currently in development are SQZ Activating Antigen Carriers, or SQZ AACs, also entering a Phase 1 trial in HPV+ tumors, and SQZ Tolerizing Antigen Carriers, or SQZ TACs. We are leveraging each of these platforms to create differentiated product candidates that have applicability across multiple disease areas.

Since our inception, we have focused substantially all of our resources on building our Cell Squeeze technology, establishing and protecting our intellectual property portfolio, conducting research and development activities, developing our manufacturing process and manufacturing product candidate materials, preparing for and initiating clinical trials of our product candidates, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. Through June 30, 2021, we have funded our operations from sales of common and preferred stock, upfront and milestone payments under our collaboration agreements with Roche and with proceeds from our initial public offering, or IPO, and follow-on public offering of common stock, or the Follow-on Offering. In November 2020, we completed our IPO pursuant to which we issued and sold 5,073,529 shares of common stock, inclusive of 661,764 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received aggregate net proceeds of approximately $75.5 million from the IPO, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which were $2.6 million. In February 2021, we completed the Follow-on Offering pursuant to which we issued and sold 3,000,000 shares of common stock. We received aggregate net proceeds of approximately $56.4 million in the Follow-on Offering, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which were approximately $0.8 million.

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported a net loss of $34.5 million for the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $161.2 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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
•

add operational, financial and management information systems and personnel to support our product development, clinical execution and planned future commercialization efforts, as well as to continue to support our status as a public company.

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

The COVID-19 pandemic has impacted and may continue to impact personnel at third-party manufacturing facilities or the availability or cost of materials, which would disrupt our supply chain. It also has affected and may continue to affect our ability to enroll patients in and timely complete our ongoing Phase 1 clinical trial of SQZ-PBMC-HPV and delay the initiation of future clinical trials, including SQZ-AAC-HPV, disrupt regulatory activities or have other adverse effects on our business and operations. For example, we have experienced delays in receiving supplies of raw materials for our preclinical activities due to the impact of COVID-19 on our suppliers’ ability to timely manufacture these materials, and we have experienced an increase in the transportation cost of our product candidates due to the decreased availability of commercial flights. In addition, we have experienced delays in opening clinical trial sites and sites that are open may also have challenges enrolling patients due to the COVID-19 pandemic. Further, staff shortages, including staff that are required to conduct certain testing, such as biopsies, at the Company’s clinical sites or at third-party vendors have resulted in delays in site initiations and in such tests not being properly or timely performed or being delayed. In response to the public health directives and to help reduce the risk to our employees, we took precautionary measures, including implementing work-from-home policies for our administrative employees and staggered work times for our lab employees. We plan to continue these measures and are assessing when and how to resume normal operations. The effects of the public health directives and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines and future clinical trials, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, results of operations and financial condition, including our ability to obtain financing.

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

During the three and six months ended June 30, 2021, the total costs expected to be incurred to satisfy the performance obligation under the 2017 Roche Agreement decreased by $0.1 million and $0.3 million, respectively. During the three and six months ended June 30, 2020, there were no significant changes in the total estimated costs expected to be incurred to satisfy the performance obligation. We recognized revenue of $0.2 million during each of the three months ended June 30, 2021 and 2020 under the 2017 Roche Agreement. We recognized revenue of $0.8 million and $0.3 million, respectively, during the six months ended June 30, 2021 and 2020 under this agreement.

As of June 30, 2021, we recorded as a contract liability deferred revenue related to the 2017 Roche Agreement of $0.5 million, all of which was a current liability. As of June 30, 2021, the research and development services related to the performance obligation were expected to be performed over a remaining period of approximately 1.0 year.

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

Under the 2018 Roche Agreement, Roche was granted option rights to obtain an exclusive license to develop APC products or products derived from the collaboration programs on a product-by-product basis and to develop a Tumor Cell Lysate, or TCL, product. For each of the APC products and TCL product, once Roche exercises its option and pays a specified incremental amount, Roche will receive worldwide, exclusive commercialization rights for the licensed products. Through June 30, 2021, Roche had not exercised any of its options under the 2018 Roche Agreement.

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

During the three and six months ended June 30, 2021 and 2020, there were no significant changes in the total estimated costs expected to be incurred to satisfy the performance obligations under the 2018 Roche Agreement. We recognized revenue of $4.3 million and $5.8 million during the three months ended June 30, 2021 and 2020, respectively, under this agreement. We recognized revenue of $9.1 million and $12.1 million during the six months ended June 30, 2021 and 2020, respectively, under the 2018 Roche Agreement. As of June 30, 2021, we recorded as a contract liability deferred revenue related to the 2018 Roche Agreement of $34.8 million, of which $25.7 million was a current liability. As of June 30, 2021, the research and development services related to the performance obligations were expected to be performed over remaining periods ranging from 0.5 to 1.0 years.

As of June 30, 2021, the expected remaining period of performance of the Company’s research and development services related to the third performance obligation was not determinable, and it will not become determinable until TCL research activities resume or the 2018 Roche Agreement is modified by the Company and Roche.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	THREE MONTHS ENDED JUNE 30,
	2021	2020	CHANGE
	(in thousands)
Collaboration revenue	$4,539	$5,980	$(1,441)
Operating expenses:
Research and development	17,682	12,037	5,645
General and administrative	5,933	4,029	1,904
Total operating expenses	23,615	16,066	7,549
Loss from operations	(19,076)	(10,086)	(8,990)
Other income (expense):
Interest income	11	103	(92)
Other income (expense), net	(5)	(3)	(2)
Total other income, net	6	100	(94)
Net loss	$(19,070)	$(9,986)	$(9,084)

Revenue

Collaboration revenue decreased by $1.5 million to $4.5 million for the three months ended June 30, 2021, compared to $6.0 million for the three months ended June 30, 2020. The decrease in revenue was primarily due to the following:

•

a decrease of $1.5 million to $4.3 million from $5.8 million in revenue recognized under the 2018 Roche Agreement due to a change in estimate (made as of December 2020) of the expected performance period of one of the performance obligations under the 2018 Roche Agreement, resulting in lower revenues being recognized in the second quarter of 2021.

    Research and Development Expenses

	THREE MONTHS ENDED JUNE 30,
	2021	2020	CHANGE
	(in thousands)
Direct research and development expenses by program:
SQZ-PBMC-HPV	$2,938	$3,468	$(530)
SQZ-AAC-HPV	1,051	1,704	(653)
APC—other	4,185	520	3,665
Other programs	2,620	809	1,811
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	4,475	3,474	1,001
Facility related	1,423	1,086	337
Laboratory and consumable materials	335	193	142
Platform-related external services and other	655	783	(128)
Total research and development expenses	$17,682	$12,037	$5,645

Research and development expenses increased by $5.6 million to $17.7 million for the three months ended June 30, 2021, from $12.0 million for the three months ended June 30, 2021. The net increase was primarily due to the following:

•

SQZ-PBMC-HPV program decreased by $0.5 million primarily as a result of our transferring certain externally performed services in-house, as well as due to the timing of the purchases of raw materials and other manufacturing costs.

•	SQZ-AAC-HPV costs decreased by $0.7 million primarily as a result of the timing of materials and manufacturing costs.
•	APC-other costs increased by $3.7 million due to higher manufacturing and materials costs incurred for our other APC program.
•	Other program costs increased by $1.8 million due to spending on our infectious disease program, as well as other manufacturing costs.
•

The increase in personnel-related costs of $1.0 million was primarily due to a $0.4 million increase in stock-based compensation expense and a $0.6 million increase in salary and benefit costs as a result of increased headcount in our research and development function.

•	Facility-related costs increased by $0.3 million primarily due to higher utilities and our share of allocated operating expenses from our landlord.
•	Laboratory and consumable materials expenses increased by $0.1 million that as a result of anticipated fluctuation from period to period based on the timing of our purchases made.
•	Platform-related external services and other costs decreased by $0.1 million as a result of lower consulting, equipment and information technology costs.

General and Administrative Expenses

	THREE MONTHS ENDED JUNE 30,
	2021	2020	CHANGE
	(in thousands)
Personnel related (including stock-based compensation)	$3,025	$2,100	$925
Professional and consultant fees	1,060	850	210
Patent related	105	444	(339)
Facility related and other	1,743	635	1,108
Total general and administrative expenses	$5,933	$4,029	$1,904

General and administrative expenses increased by $1.9 million during the three months ended June 30, 2021 to $5.9 million, compared to $4.0 million for the three months ended June 30, 2020. The increase was primarily due to the following:

•

an increase of $0.9 million in personnel-related costs due to a $0.6 million increase in stock-based compensation expense and a $0.3 million increase in salary and benefit costs as a result of increased headcount.

•	an increase in professional and consultant fees of $0.2 million primarily due to the timing of services performed.
•	an increase of $1.1 million in facility-related and other costs primarily due to an increase in insurance expense as a public company for the full quarter ended June 30, 2021.

The above increases were partially offset by:

•

a decrease of $0.4 million in patent-related costs due to reduced legal costs related to intellectual property protections, primarily consisting of patent application and maintenance costs in the United States and internationally.

Interest Income

Interest income for the three months ended June 30, 2021, was relatively unchanged in comparison to the same period in 2020.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	SIX MONTHS ENDED JUNE 30,
	2021	2020	CHANGE
	(in thousands)
Revenue:
Collaboration revenue	$9,993	$12,390	$(2,397)
Operating expenses:
Research and development	32,422	23,905	8,517
General and administrative	12,054	9,527	2,527
Total operating expenses	44,476	33,432	11,044
Loss from operations	(34,483)	(21,042)	(13,441)
Other income (expense):
Interest income	20	477	(457)
Other income (expense), net	(6)	(4)	(2)
Total other income, net	14	473	(459)
Net loss	$(34,469)	$(20,569)	$(13,900)

Revenue

Collaboration revenue decreased by $2.4 million to $10.0 million for the six months ended June 30, 2021, compared to $12.4 million for the six months ended June 30, 2020. The decrease in revenue was primarily due to the following:

•

a decrease of $3.0 million to $9.1 million from $12.1 million in revenue recognized under the 2018 Roche Agreement due to a change in estimate (made as of December 2020) of the expected performance period of one of the performance obligations under the 2018 Roche Agreement, resulting in lower revenues being recognized in the first half of 2021.

The above decrease was partially offset by:

•

an increase of $0.5 million in revenue recognized under the 2017 Roche Agreement during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was due to a decrease in remaining expected costs required to complete the performance obligations under the 2017 Roche Agreement.

Research and Development Expenses

	SIX MONTHS ENDED JUNE 30,
	2021	2020	CHANGE
	(in thousands)
Direct research and development expenses by program:
SQZ-PBMC-HPV	$7,127	$7,593	$(466)
SQZ-AAC-HPV	2,110	2,429	(319)
APC—other	5,214	965	4,249
Other programs	4,501	1,493	3,008
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	8,674	6,738	1,936
Facility related	2,565	2,602	(37)
Laboratory and consumable materials	596	530	66
Platform-related external services and other	1,635	1,555	80
Total research and development expenses	$32,422	$23,905	$8,517

Research and development expenses increased by $8.5 million to $32.4 million for the six months ended June 30, 2021, compared to $23.9 million for the six months ended June 30, 2020. The net increase was primarily due to the following:

•	SQZ-PBMC-HPV costs decreased by $0.5 million primarily as a result of our transferring certain externally performed services in-house, as well as due to the timing of our manufacturing costs.
•	SQZ-AAC-HPV costs decreased by $0.3 million primarily as a result of the timing of materials and manufacturing costs.
•	APC-other costs increased by $4.2 million due to higher manufacturing costs incurred.
•

an increase of $2.0 million in personnel-related costs was primarily due to a $1.3 million increase in salary and benefit costs as a result of increased headcount and salary costs in our research and development function, and a $0.7 million increase in stock-based compensation expense.

•	Facility-related, laboratory and consumable, platform-related external services and other were all relatively flat.

General and Administrative Expenses

	SIX MONTHS ENDED JUNE 30,
	2021	2020	CHANGE
	(in thousands)
Personnel related (including stock-based compensation)	$5,934	$4,169	$1,765
Professional and consultant fees	1,876	2,851	(975)
Patent related	814	893	(79)
Facility related and other	3,430	1,614	1,816
Total general and administrative expenses	$12,054	$9,527	$2,527

General and administrative expenses increased by $2.5 million for the six months ended June 30, 2021 to $12.1 million, compared to $9.5 million for the six months ended June 30, 2020. The increase was primarily due to the following:

•

an increase of $1.8 million in personnel-related costs due to a $1.3 million increase in stock-based compensation expense and a $0.5 million increase in salary and benefit costs as a result of increased headcount.

•	an increase of $1.8 million in facility-related and other costs primarily due to an increase in insurance expense as a public company for the six-month period ended June 30.

The above increases were partially offset by:

•	a decrease of $1.0 million in professional and consultant fees as the costs incurred in the prior year period were incurred to support our preparation to become a public company.
•

a decrease of $0.1 million in patent-related costs due to reduced legal costs related to intellectual property protections, primarily consisting of patent application and maintenance costs in the United States and internationally.

Interest Income

Interest income for the six months ended June 30, 2021, was less than $0.1 million as compared to $0.5 million for the six months ended June 30, 2020. The decrease in interest income was due to the decrease in average interest rates during the respective periods.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for the next several years, if at all. Through June 30, 2021, we have funded our operations from the sales of our common and preferred stock, upfront and milestone payments under our collaboration agreements with Roche, and with proceeds from our IPO and Follow-on Offering. In November 2020, we completed our IPO pursuant to which we received aggregate net proceeds of approximately $72.9 million from the sale of common stock. In February 2021, we completed the Follow-on Offering pursuant to which we received aggregate net proceeds of approximately $55.6 million from the sale of common stock. As of June 30, 2021, we had cash and cash equivalents of $185.1 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	SIX MONTHS ENDED JUNE 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(40,225)	$(8,871)
Net cash (used in) provided by investing activities	(521)	42,212
Net cash provided by financing activities	55,456	42,036
Net increase in cash, cash equivalents and restricted cash	$14,710	$75,377

Operating Activities

During the six months ended June 30, 2021, operating activities used $40.2 million of cash, primarily resulting from our net loss of $34.5 million and changes in our operating assets and liabilities of $14.7 million, partially offset by net non-cash charges of $8.9 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2021 consisted primarily of a $9.8 million decrease in deferred revenue, a $4.6 million decrease in operating lease liabilities, a $2.0 million decrease in accrued expenses and a $0.4 million increase in prepaid expenses and other current assets, all of which were partially offset by a $1.9 million decrease in accounts receivable. The decrease in deferred revenue during the six months ended June 30, 2021 was due to the revenue we recognized in that same period under the 2018 Roche Agreement.

During the six months ended June 30, 2020, operating activities used $8.9 million of cash, primarily resulting from our net loss of $20.6 million, partially offset by net non-cash charges of $6.9 million and changes in our operating assets and liabilities of $4.8 million. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2020 consisted primarily of an $11.5 million increase in deferred revenue due to our receipt of a $20.0 million milestone payment, partially offset by the related revenue we recognized in that same period, under the 2018 Roche Agreement as well as a decrease of $0.2 million in prepaid expenses and other current assets, partially offset by a $4.3 million decrease in operating lease liabilities and a $2.7 million decrease in accrued expenses.

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

Investing Activities

During the six months ended June 30, 2021, net cash used in investing activities was $0.5 million, consisting of purchases of property and equipment.

During the six months ended June 30, 2020, net cash provided by investing activities was $42.2 million, consisting of maturities of marketable securities of $43.0 million, partially offset by purchases of property and equipment of $0.8 million.

The purchases of property and equipment in each period were primarily for equipment purchases and leasehold improvements related to the expansion of our research and development activities and the growth of our business.

Financing Activities

During the six months ended June 30, 2021, net cash provided by financing activities was $55.5 million, consisting of net proceeds from the Follow-on Offering in February 2021, of $56.4 million, in addition to proceeds of $1.0 million from stock option exercises during the period, offset by the payment of $1.9 million of IPO and Follow-on Offering costs.

During the six months ended June 30, 2020, net cash provided by financing activities was $42.0 million, consisting primarily of net proceeds from our issuances of Series D preferred stock, partially offset by payments of issuance costs related to Series D preferred stock that we issued and sold in December 2019.

Funding Requirements

We expect that our expenses will increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. The timing and amount of our operating and capital expenditures will depend largely on:

•	the timing and progress of preclinical and clinical development activities, including geographic expansion of our clinical sites;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2021, we had cash and cash equivalents of $185.1 million, which consisted of cash and money market funds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these balances, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation of SQZ Biotechnologies Company.	8-K	001-39662	3.1	11/04/2020

3.2	Amended and Restated Bylaws of SQZ Biotechnologies Company.	S-1/A	333-249422	3.4	10/26/2020

4.1	Amended and Restated Investors’ Rights Agreement, dated as of December 19, 2019, as amended.	S-1	333-252889	4.1	02/09/2021

4.2	Specimen Stock Certificate.	S-1/A	333-249422	4.2	10/26/2020

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SQZ Biotechnologies Company

Date: August 4, 2021	By:	/s/ Armon Sharei, Ph.D.
Armon Sharei, Ph.D.
President and Chief Executive Officer

Date: August 4, 2021	By:	/s/ Teri Loxam
Teri Loxam
Chief Financial Officer