Form 10-Q
period 2021-09-30
SQZ Biotechnologies Co
filed 2021-11-10
CIK 1604477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 3, 2021, the registrant had 28,066,795 shares of common stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, risks and uncertainties related to our limited operating history; our significant losses incurred since inception and expectation to incur significant additional losses for the foreseeable future; the development of our initial product candidates, upon which our business is highly dependent; the impact of the COVID-19 pandemic on our operations and clinical activities; our need for additional funding and our cash runway; the lengthy, expensive, and uncertain process of clinical drug development, including uncertain outcomes of clinical trials and potential delays in regulatory approval; our ability to maintain our relationships with our third party vendors and strategic collaborators; protection of our proprietary technology, intellectual property portfolio and the confidentiality of our trade secrets; and other important factors discussed under the caption "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and other filings with the U.S. Securities and Exchange Commission.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$164,254	$170,357
Accounts receivable	—	1,892
Prepaid expenses and other current assets	1,913	4,582
Total current assets	166,167	176,831
Property and equipment, net	3,319	3,645
Restricted cash	2,305	2,305
Operating lease right-of-use assets	72,282	48,360
Total assets	$244,073	$231,141
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,390	$3,708
Accrued expenses	5,661	7,358
Current portion of deferred revenue	21,857	25,917
Current portion of operating lease liabilities	9,201	8,210
Total current liabilities	39,109	45,193
Deferred revenue, net of current portion	9,196	19,659
Operating lease liabilities, net of current portion	62,357	38,885
Other liabilities	205	205
Total liabilities	110,867	103,942
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2021 and December 31, 2020; No shares issued or outstanding.	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2021 and December 31, 2020; 28,064,709 and 24,786,324 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	28	25
Additional paid-in capital	316,866	253,943
Accumulated deficit	(183,688)	(126,769)
Total stockholders’ equity	133,206	127,199
Total liabilities and stockholders’ equity	$244,073	$231,141

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Collaboration revenue	$4,755	$6,121	$14,748	$18,511
Operating expenses:
Research and development	20,520	13,910	52,942	37,815
General and administrative	6,691	4,612	18,744	14,139
Total operating expenses	27,211	18,522	71,686	51,954
Loss from operations	(22,456)	(12,401)	(56,938)	(33,443)
Other income (expense):
Interest income	8	56	28	533
Other income (expense), net	(2)	(6)	(9)	(10)
Total other income, net	6	50	19	523
Net loss	(22,450)	(12,351)	(56,919)	(32,920)
Net loss per share attributable to common stockholders, basic and diluted	$(0.80)	$(7.03)	$(2.08)	$(18.87)
Weighted-average common shares outstanding, basic and diluted	28,050,130	1,758,039	27,421,839	1,744,948
Comprehensive loss:
Net loss	$(22,450)	$(12,351)	$(56,919)	$(32,920)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities, net of tax of $0	—	(48)	—	(15)
Comprehensive loss	$(22,450)	$(12,399)	$(56,919)	$(32,935)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
Balances at June 30, 2021	28,031,404	$28	$313,914	$(161,238)	$152,704
Issuance of common stock upon exercise of stock options	33,365	—	171	—	171
Stock-based compensation expense	—	—	2,781	—	2,781
Net loss	—	—	—	(22,450)	(22,450)
Balances at September 30, 2021	28,064,769	$28	$316,866	$(183,688)	$133,206

	CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT	PAID-IN CAPITAL	COMPREHENSIVE INCOME (LOSS)	ACCUMULATED DEFICIT	STOCKHOLDERS’ DEFICIT
Balances at June 30, 2020	16,904,219	$174,357	1,756,018	$2	$4,186	$63	$(96,817)	$(92,566)
Issuance of common stock upon exercise of stock options	—	—	4,344	—	10	—	—	10
Stock-based compensation expense	—	—	—	—	796	—	—	796
Net loss	—	—	—	—	—	—	(12,351)	(12,351)
Unrealized gains on marketable securities, net of tax of $0	—	—	—	—	—	(48)	—	(48)
Balances at September 30, 2020	16,904,219	$174,357	1,760,362	$2	$4,992	$15	$(109,168)	$(104,159)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
Balances at December 31, 2020	24,786,324	$25	$253,943	$(126,769)	$127,199
Issuance of common stock upon public offering, net of issuance costs of $798	3,000,000	3	55,599	—	55,602
Issuance of common stock upon exercise of stock options	278,445	—	1,131	—	1,131
Stock-based compensation expense	—	—	6,193	—	6,193
Net loss	—	—	—	(56,919)	(56,919)
Balances at September 30, 2021	28,064,769	$28	$316,866	$(183,688)	$133,206

	CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL	ACCUMULATED OTHER		TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT	PAID-IN CAPITAL	COMPREHENSIVE INCOME (LOSS)	ACCUMULATED DEFICIT	STOCKHOLDERS’ DEFICIT
Balances at December 31, 2019	13,869,027	$132,109	1,737,388	$2	$2,701	$30	$(76,248)	$(73,515)
Issuance of Series D convertible preferred stock, net of issuance costs of $43	3,035,192	$42,248	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	22,974	—	44	—	—	44
Stock-based compensation expense	—	—	—	—	2,247	—	—	2,247
Net loss	—	—	—	—	—	—	(32,920)	(32,920)
Unrealized gains on marketable securities, net of tax of $0	—	—	—	—	—	(15)	—	(15)
Balances at September 30, 2020	16,904,219	$174,357	1,760,362	$2	$4,992	$15	$(109,168)	$(104,159)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(56,919)	$(32,920)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	932	1,011
Amortization of operating lease right-of-use assets	7,384	7,154
Stock-based compensation expense	6,193	2,247
Accretion of discounts on marketable securities	—	(9)
Loss on termination of operating lease	—	108
Loss on disposal of equipment	7	—
Changes in operating assets and liabilities:
Accounts receivable	1,892	(18)
Prepaid expenses and other current assets	2,669	(243)
Accounts payable	(507)	(846)
Accrued expenses	(1,402)	(1,269)
Deferred revenue	(14,523)	7,236
Operating lease liabilities	(6,843)	(6,630)
Other liabilities	—	267
Net cash used in operating activities	(61,117)	(23,912)
Cash flows from investing activities:
Purchases of property and equipment	(613)	(1,054)
Sales and maturities of marketable securities	—	51,000
Net cash (used in) provided by investing activities	(613)	49,946
Cash flows from financing activities:
Proceeds from follow-on public offering of common stock, net of commissions and underwriting discounts	56,400	—
Payment of follow-on public offering costs	(798)	—
Payment of initial public offering costs of common stock issued in prior period	(1,106)	—
Proceeds from issuance of convertible preferred stock, net of issuance costs paid in the period	—	42,248
Payment of initial public offering costs	—	(290)
Payments of issuance costs of convertible preferred stock issued in prior period	—	(245)
Proceeds from exercise of stock options	1,131	44
Net cash provided by financing activities	55,627	41,757
Net increase in cash, cash equivalents and restricted cash	(6,103)	67,791
Cash, cash equivalents and restricted cash at beginning of period	172,662	41,574
Cash, cash equivalents and restricted cash at end of period	$166,559	$109,365
Supplemental disclosure of non-cash investing and financing activities:
Lease assets obtained in exchange for operating lease liabilities	$31,306	$17,049
Deferred offering costs included in accrued expenses at end of period	$—	$842

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of convertible preferred stock, payments received in connection with collaboration agreements, proceeds from borrowings under a convertible promissory note, which converted into shares of convertible preferred stock, and, most recently, with proceeds from its initial public offering, (“IPO”) and the Follow-on Offering. The Company has incurred recurring losses since inception, including net losses of $56.9 million for the nine months ended September 30, 2021. As of September 30, 2021, the Company had an accumulated deficit of $183.7 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these interim condensed consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim condensed consolidated financial statements.

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

The COVID-19 pandemic has impacted and may continue to impact personnel at third-party manufacturing facilities or the availability or cost of materials, which would disrupt the Company’s supply chain. It also has affected and may continue to affect the Company’s ability to enroll patients in and timely complete its ongoing Phase 1 clinical trials of SQZ-PBMC-HPV and SQZ-AAC-HPV and delay the initiation of future clinical trials, disrupt regulatory activities or have other adverse effects on its business and operations. For example, the Company has experienced delays in receiving supplies of raw materials for its preclinical activities due to the impact of COVID-19 on its suppliers’ ability to timely manufacture these materials, and it has experienced an increase in the transportation cost of its product candidates due to the decreased availability of commercial flights. In addition, the Company has experienced delays in opening clinical trial sites and sites that are open may also have challenges enrolling patients due to the COVID-19 pandemic. Further, staff shortages, including staff that are required to conduct certain testing, such as biopsies, at the Company’s clinical sites or at third-party vendors have resulted in delays in site initiations and in such tests not being properly or timely performed or being delayed. The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact the Company’s ability to raise additional funds to support its operations. Moreover, the pandemic has significantly impacted economies worldwide and could result in adverse effects on the Company’s business and operations.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The accompanying consolidated balance sheet as of December 31, 2020 was derived from audited financial statements but does not include all disclosures required by GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Form 10-K filed with the SEC, on March 18, 2021. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2021, the consolidated results of operations for the three and nine months ended September 30, 2021 and 2020, and the consolidated cash flows for nine months ended September 30, 2021 and 2020 have been made. The Company’s consolidated results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the full year or any other subsequent interim period.

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

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	FAIR VALUE MEASUREMENTS AT SEPTEMBER 30, 2021 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents:
Money market funds	$163,908	$—	$—	$163,908
	$163,908	$—	$—	$163,908

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2020 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents:
Money market funds	$170,097	$—	$—	$170,097
	$170,097	$—	$—	$170,097

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no changes to the valuation methods during the nine months ended September 30, 2021 The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1 or Level 2 during the nine months ended September 30, 2021.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2021	2020
Machinery and equipment	$6,660	$6,139
Leasehold improvements	579	579
Furniture and fixtures	$318	459
	$7,557	$7,177
Less: Accumulated depreciation and amortization	(4,238)	(3,532)
	$3,319	$3,645

Depreciation and amortization expense was $0.3 million for each of the three months ended September 30, 2021 and 2020. Depreciation and amortization expense for the nine months ended September 30, 2021 and 2020 was $0.9 million and $1.0 million, respectively.

In February 2020, as a result of the termination of the 2016 Lease (see Note 10), the Company removed from the consolidated balance sheet leasehold improvements with a cost of $2.7 million and accumulated depreciation related to those leasehold improvements of $1.3 million. The resulting $1.4 million loss was recognized by the Company as a component of the $0.1 million net loss on termination for the nine months ended September 30, 2020.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2021	2020
Accrued external research, development and manufacturing costs	$1,661	$3,085
Accrued employee compensation and benefits	2,512	2,682
Accrued licensing fees (Note 9)	786	743
Other	702	848
	$5,661	$7,358

6. Preferred Stock

In January and February 2020, the Company issued and sold an aggregate of 1,094,247 shares of Series D Preferred Stock at a price of $13.9365 per share for gross proceeds of $15.2 million. In May and June 2020, the Company issued and sold an additional 1,940,945 shares of Preferred Stock at a price of $13.9365 per share for gross proceeds of $27.0 million. All of the 16,904,219 shares of Preferred Stock outstanding as of September 30, 2020 as shown in the Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders’ Equity (Deficit) automatically converted into a total of 17,800,084 shares of common stock upon the closing of the IPO in November 2020.

7. Stock-Based Compensation

On October 20, 2020, the Company’s board of directors adopted, and on October 22, 2020 its stockholders approved, the 2020 Incentive Award Plan (the “2020 Plan”), which became effective the day prior to the first public trading date of the Company’s common stock. Following the effectiveness of the 2020 Plan, no further awards are made under the Company’s previous 2014 Stock Incentive Plan (the “2014 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares reserved for issuance under the 2020 Plan was initially equal to 2,690,415 and is subject to an annual increase on the first day of each calendar year. The initial increase began on January 1, 2021 and ends on and includes January 1, 2030, equal to the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by the board of directors. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2020 Plan or following the effective date of the 2020 Plan, under the 2014 Plan are added back to the shares of common stock available for issuance under the 2020 Plan. As of September 30, 2021 and December 31, 2020, there were 2,552,357 and 2,079,230 shares available, respectively, for future issuance under the 2020 Plan.

On October 20, 2020, the Company’s board of directors adopted, and on October 22, 2020 its stockholders approved, the 2020 Employee Stock Purchase Plan (the ‘‘2020 ESPP’’), which became effective the day prior to the first public trading date of the Company’s common stock. A total of 275,886 shares of common stock was initially reserved for issuance under this plan. The number of shares of common stock that may be issued under the 2020 ESPP automatically increases on the first day of each calendar year. The initial increase began on January 1, 2021 and ends on and includes January 1, 2030, equal to the lesser of (i) 1% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by the board of directors, provided that not more than 3,724,461 shares of common stock may be issued under the 2020 ESPP. The initial six-month offering period commenced on July 1, 2021 and ends on December 31, 2021. As of September 30, 2021, no shares had been issued under the 2020 ESPP and there were 523,749 shares available for issuance.

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

The following table summarizes the Company’s stock option activity since December 31, 2020:

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	INTRINSIC VALUE
			(in years)	(in thousands)
Outstanding at December 31, 2020	4,039,894	$7.69	8.41	$85,993
Granted	1,218,982	15.79
Exercised	(278,445)	4.06
Forfeited or canceled	(452,789)	10.38
Outstanding at September 30, 2021	4,527,642	$9.83	8.16	$24,441
Vested and expected to vest at September 30, 2021	4,527,642	$9.83	8.16	$24,441
Options exercisable at September 30, 2021	1,742,018	$5.13	6.99	$16,223

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options was classified in the consolidated statements of operations as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Research and development expenses	$1,423	$296	$2,670	$811
General and administrative expenses	1,358	500	3,523	1,436
	$2,781	$796	$6,193	$2,247

In September 2021, the Company modified the terms of stock options previously granted to an executive officer, and due to expire in December 2021. As a result of the modification, the Company recorded an expense of approximately $0.9 million to account for the incremental change in the fair value of the stock options before and after the modification, which was recognized as compensation cost within research and development expenses.

As of September 30, 2021, total unrecognized stock-based compensation expense related to unvested stock-based awards was $21.3 million, which is expected to be recognized over a weighted-average period of 2.7 years.

8. Income Taxes

For the three and nine months ended September 30, 2021 and 2020, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period, due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

9. Commitments and Contingencies

Leases

The Company’s commitments under its leases are described in Note 10.

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

As of September 30, 2021 and December 31, 2020, the Company had liabilities of $0.8 million and $0.7 million, respectively, included within accrued expenses (see Note 5). During each of the nine months ended September 30, 2021 and 2020, the Company did not recognize any research and development expense under the sublicense terms of the MIT Agreement.

Manufacturing Services Agreements

The Company has entered into agreements with a contract manufacturing organization to provide manufacturing services related to its product candidates. As of September 30, 2021 the Company had no non-cancelable payments under these agreements, as amended, other than the amounts included in the current portion of operating lease liabilities on the Company's consolidated balance sheets.

401(k) Plan

The Company sponsors a 401(k) defined contribution benefit plan (the “401(k) Plan”), which covers all employees who meet certain eligibility requirements as defined in the 401(k) Plan and allows participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the 401(k) Plan may be made at the discretion of management. For each of the three months ended September 30, 2021 and 2020, the Company contributed $0.1 million to the 401(k) Plan. For each of the nine months ended September 30, 2021 and 2020, the Company contributed $0.3 million to the 401(k) Plan.

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

10. Leases

As of September 30, 2021, the Company leases its office and laboratory facilities under a non-cancelable operating lease entered into in December 2018, which included lease incentives, payment escalations and rent holidays. The Company had not entered into any financing leases or any short-term operating leases as of September 30, 2021 and December 31, 2020.

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

2016 Lease

In September 2016, the Company entered into a lease for office and laboratory space in Watertown, Massachusetts (the “2016 Lease”). The 2016 Lease was set to expire in September 2023; however, in February 2020, the Company and the landlord jointly terminated the 2016 Lease. Accordingly, as of February 2020, the Company had no further obligations under the 2016 Lease. As a result of this termination, the Company removed from the consolidated balance sheet the associated operating lease right-of-use asset of $2.1 million, leasehold improvements with a net carrying value of $1.4 million (see Note 4) and operating lease liabilities of $3.4 million. The Company therefore recognized a net loss on termination of the 2016 Lease of $0.1 million in the consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2020.

Embedded Lease

The Company evaluated its vendor contracts to identify embedded leases, if any, and noted that an agreement entered into in April 2019 with a contract manufacturing supplier constituted a lease under ASC 842 because the Company has the right to substantially all of the economic benefits from the use of the asset and can direct the use of the asset. The embedded lease commenced in September 2019 and had an initial term of two years. In September 2020, the Company amended the lease to extend the term of the lease by an additional two years with the agreement to end in August 2022. In September 2021, the Company amended the terms of its agreement to allow for an increase in manufacturing runs, and to extend the term of the agreement through December 2026. This resulted in an increase in the estimated future payments to be made by the Company to the contract manufacturing supplier. The Company determined that the amendment constituted a modification of the existing agreement under ASC 842, rather than a separate contract. Upon the modification in September 2021, the Company recorded increases in right-of-use assets and operating lease liabilities in equal amounts of $31.3 million.

Right-of-use assets under operating leases at September 30, 2021 and December 31, 2020 totaled $72.3 million and $48.4 million, respectively. The leases do not include any restrictions or covenants that had to be accounted for under applicable lease guidance.

Lease Portfolio

The components of lease cost and other information for the Company’s lease portfolio were as follows (in thousands, except term and discount rate amounts):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Lease cost:
Operating lease cost	$3,430	$3,231	$9,965	$9,345
Variable lease cost	425	306	1,428	908
Short-term lease cost	—	—	—	21
	$3,855	$3,537	$11,393	$10,274

	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Other information:
Weighted-average remaining lease term (in years)	6.4	6.7
Weighted-average discount rate	7.6%	7.2%

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$9,424	$8,820

11. License and Collaboration Agreements

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

During the three and nine months ended September 30, 2021, the total costs expected to be incurred to satisfy the performance obligation under the 2017 Roche Agreement decreased by $0.1 million and $0.4 million, respectively. During the three and nine months ended September 30, 2020, there were no significant changes in the total estimated costs expected to be incurred to satisfy the performance obligation. The Company recognized revenue of $0.3 million and $0.1 million, respectively, during the three months ended September 30, 2021 and 2020 under the 2017 Roche Agreement. The Company recognized revenue of $1.0 million and $0.4 million, respectively, during the nine months ended September 30, 2021 and 2020 under this agreement. As of September 30, 2021, the Company recorded as a contract liability deferred revenue related to the 2017 Roche Agreement of $0.2 million, all of which was a current liability.

As of September 30, 2021, the research and development services related to the performance obligation were expected to be performed over a remaining period of approximately nine months.

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

Under the 2018 Roche Agreement, Roche was granted option rights to obtain an exclusive license to develop APC products or products derived from the collaboration programs on a product-by-product basis. These option rights are exercisable upon the achievement of clinical Phase 1 proof of concept and expire, if unexercised, as of a date specified in the agreement. In addition, Roche was granted an option right to obtain an exclusive license to develop a Tumor Cell Lysate (“TCL”) product. This option right is exercisable upon the achievement of clinical proof of concept and expires, if unexercised, as of a date specified in the agreement. For each of the APC products and TCL product, once Roche exercises its option and pays a specified incremental amount ranging from $15.0 million to $50.0 million for APC products and of $100.0 million for the TCL product, Roche will receive worldwide, exclusive commercialization rights for the licensed products, subject to the Company’s alternating option to retain U.S. APC commercialization rights. The Company will retain worldwide commercialization rights to any APC products or the TCL product for which Roche elects not to exercise its applicable option. For the first APC product that Roche exercises its option, Roche will receive worldwide, exclusive commercialization rights for the licensed product. On a product-by-product basis for the APC products, after the first product option is exercised by Roche and for every other product for which Roche exercises its option, the Company will retain an option to obtain the exclusive commercialization rights in the United States. Upon exercise of the TCL option by Roche, (i) the Company will be entitled to receive the aforementioned milestone payment of $100.0 million and (ii) profits from the TCL product will be shared equally by the Company and Roche. Through September 30, 2021, Roche had not exercised any of its options under the 2018 Roche Agreement.

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

During the fourth quarter of 2019, the Company evaluated its overall program priorities and determined that it would continue to focus its resources on progressing the specified APC programs related to the 2018 Roche Agreement as well as its Activating Antigen Carriers (“AAC”) and Tolerizing Antigen Carriers (“TAC”) platforms. As a result of its continuing focus on these specific programs, the Company reduced the level of priority of the TCL research activities under the 2018 Roche Agreement and expects to perform such TCL research activities over a longer time period than as originally expected under the specified research plan of the agreement. Since the fourth quarter of 2019, the Company has classified $9.2 million as non-current deferred revenue, which will remain unrecognized as revenue until TCL research activities resume or the 2018 Roche Agreement is modified by the Company and Roche.

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

During the three and nine months ended September 30, 2021, the estimated costs expected to be incurred to satisfy the performance obligations increased by $0.4 million. During the three and nine months ended September 30, 2020, there were no significant changes in the total estimated costs expected to be incurred to satisfy the performance obligations under the 2018 Roche Agreement. The Company recognized revenue of $4.5 million and $6.0 million during the three months ended September 30, 2021 and 2020, respectively, under this agreement. The Company recognized revenue of $13.6 million and $18.1 million during the nine months ended September 30, 2021 and 2020, respectively, under the 2018 Roche Agreement. As of September 30, 2021, the Company recorded as a contract liability deferred revenue related to the 2018 Roche Agreement of $30.4 million, of which $21.2 million was a current liability. As of September 30, 2021, the research and development services related to the performance obligations were expected to be performed over remaining periods ranging from three to nine months. As of December 31, 2020, the Company recorded as a contract liability deferred revenue related to the 2018 Roche Agreement of $44.0 million, of which $24.7 million was a current liability.

As of September 30, 2021 and December 31, 2020, the expected remaining period of performance of the Company’s research and development services related to the third performance obligation was not determinable, and it will not become determinable until TCL research activities resume or the 2018 Roche Agreement is modified by the Company and Roche.

Contract Liability

The changes in the total contract liability (deferred revenue) balances related to the Company’s license and collaboration agreements were as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Balance at beginning of period	$35,308	$51,918	$45,201	$40,453
Deferral of revenue	—	1,891	—	25,746
Other	—	—	100	—
Recognition of deferred revenue	(4,755)	(6,121)	(14,748)	(18,511)
Balance at end of period	$30,553	$47,688	$30,553	$47,688

12. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(22,450)	$(12,351)	$(56,919)	$(32,920)
Denominator:
Weighted-average common shares outstanding, basic and diluted	28,050,130	1,758,039	27,421,839	1,744,948
Net loss per share attributable to common stockholders, basic and diluted	$(0.80)	$(7.03)	$(2.08)	$(18.87)

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

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Convertible preferred stock (as converted to common stock)	—	17,800,084	—	17,800,084
Warrant to purchase common stock	—	2,038	—	2,038
Stock options to purchase common stock	4,527,642	3,744,451	4,527,642	3,744,451
	4,527,642	21,546,573	4,527,642	21,546,573

13. Subsequent Events

In October 2021, an independent panel recommended that the Company’s SQZ-PBMC-HPV-101 clinical trial advance to combination therapy with checkpoint inhibitors. Upon initiation of a combination therapy cohort, the Company is entitled to receive a $3.0 million milestone payment from Roche in accordance with the terms of the Accord related to the 2018 Roche Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission, or SEC, on March 18, 2021 (the “2020 Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section elsewhere in this Quarterly Report on Form 10-Q and our 2020 Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We are currently using Cell Squeeze to create multiple cell therapy platforms focused on directing specific immune responses. Our most advanced platform in development, SQZTM Antigen Presenting Cells, or SQZ APCs, is currently in a Phase 1 trial Human Papillomavirus positive, or HPV+, tumors. We presented initial results from the first three cohorts of this ongoing Phase 1 clinical trial of SQZ-PBMC-HPV at the 2021 American Society of Clinical Oncology annual meeting in June 2021. In these cohorts, the investigational cell therapy was observed to be well-tolerated and to stimulate immune responses in certain patients with advanced or metastatic HPV16+ tumors. The trial also demonstrated that our clinical stage manufacturing process of our autologous cell therapy was fast and reliable with production times consistently under 24 hours. Data from the fourth and highest monotherapy dose cohort of this trial will be presented in an oral presentation at the European Society for Medical Oncology Immuno-Oncology Congress in December 2021. As recommended by the independent Data and Safety Monitoring Board, the trial will now advance to the combination stage with checkpoint inhibitors. We have also been developing a next generation SQZ APC platform, enhanced APCs, or eAPCs, that use mRNA as the cargo, which we believe could enhance the functionality of the SQZ APCs to activate CD8 T cells and would be agnostic to patient HLA type. Our additional platforms currently in development are SQZ Activating Antigen Carriers, or SQZ AACs, also entering a Phase 1 trial in HPV+ tumors, and SQZ Tolerizing Antigen Carriers, or SQZ TACs. We have selected Celiac disease as the first autoimmune indication for the SQZ TAC platform with an IND submission targeted for the third quarter of 2022. We are leveraging each of these platforms to create differentiated product candidates that have applicability across multiple disease areas and we are also planning to expand certain of our clinical trials geographically to sites outside of the United States, including in Europe and Asia.

Since our inception, we have focused substantially all of our resources on building our Cell Squeeze technology, establishing and protecting our intellectual property portfolio, conducting research and development activities, developing our manufacturing process and manufacturing product candidate materials, preparing for and initiating clinical trials of our product candidates, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. Through September 30, 2021, we have funded our operations from sales of common and preferred stock, upfront and milestone payments under our collaboration agreements with Roche and with proceeds from our initial public offering, or IPO, and follow-on public offering of common stock, or the Follow-on Offering. In November 2020, we completed our IPO pursuant to which we issued and sold 5,073,529 shares of common stock, inclusive of 661,764 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received aggregate net proceeds of approximately $75.5 million from the IPO, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which were $2.6 million. In February 2021, we completed the Follow-on Offering pursuant to which we issued and sold 3,000,000 shares of common stock. We received aggregate net proceeds of approximately $56.4 million in the Follow-on Offering, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which were approximately $0.8 million.

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported a net loss of $56.9 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $183.7 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

The COVID-19 pandemic has impacted and may continue to impact personnel at third-party manufacturing facilities or the availability or cost of materials, which would disrupt our supply chain. It also has affected and may continue to affect our ability to enroll patients in and timely complete our ongoing Phase 1 clinical trials of SQZ-PBMC-HPV and SQZ-AAC-HPV and delay the initiation of future clinical trials, disrupt regulatory activities or have other adverse effects on our business and operations. For example, we have experienced delays in receiving supplies of raw materials for our preclinical activities due to the impact of COVID-19 on our suppliers’ ability to timely manufacture these materials, and we have experienced an increase in the transportation cost of our product candidates due to the decreased availability of commercial flights. In addition, we have experienced delays in opening clinical trial sites and sites that are open may also have challenges enrolling patients due to the COVID-19 pandemic. Further, staff shortages, including staff that are required to conduct certain testing, such as biopsies, at the Company’s clinical sites or at third-party vendors have resulted in delays in site initiations and in such tests not being properly or timely performed or being delayed. In response to the public health directives and to help reduce the risk to our employees, we took precautionary measures, including implementing work-from-home policies for our administrative employees and staggered work times for our lab employees. We plan to continue these measures and are assessing when and how to resume normal operations. The effects of the public health directives and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines and future clinical trials, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, results of operations and financial condition, including our ability to obtain financing.

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

During the three and nine months ended September 30, 2021, the total costs expected to be incurred to satisfy the performance obligation under the 2017 Roche Agreement decreased by $0.1 million and $0.4 million, respectively. During the three and nine months ended September 30, 2020, there were no significant changes in the total estimated costs expected to be incurred to satisfy the performance obligation. We recognized revenue of $0.3 million and $0.1 million, under the 2017 Roche Agreement during the three months ended September 30, 2021 and 2020, respectively. We recognized revenue of $1.0 million and $0.4 million, respectively, during the nine months ended September 30, 2021 and 2020 under this agreement.

As of September 30, 2021, we recorded as a contract liability deferred revenue related to the 2017 Roche Agreement of $0.2 million, all of which was a current liability. As of September 30, 2021, the research and development services related to the performance obligation were expected to be performed over a remaining period of approximately nine months.

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

Under the 2018 Roche Agreement, Roche was granted option rights to obtain an exclusive license to develop APC products or products derived from the collaboration programs on a product-by-product basis and to develop a Tumor Cell Lysate, or TCL, product. For each of the APC products and TCL product, once Roche exercises its option and pays a specified incremental amount, Roche will receive worldwide, exclusive commercialization rights for the licensed products. Through September 30, 2021, Roche had not exercised any of its options under the 2018 Roche Agreement.

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

During the fourth quarter of 2019, we evaluated our overall program priorities and determined that we would continue to focus our resources on progressing the specified APC programs related to the 2018 Roche Agreement as well as our SQZ AAC and SQZ TAC platforms. As a result of its continuing focus on these specific programs, we reduced the level of priority of the TCL research activities under the 2018 Roche Agreement and expect to perform such TCL research activities over a longer time period than as originally expected under the specified research plan of the agreement. Since the fourth quarter of 2019, we have classified $9.2 million as non-current deferred revenue, which will remain unrecognized as revenue until TCL research activities resume or the 2018 Roche Agreement is modified by us and Roche.

During the three and nine months ended September 30, 2021, the estimated costs expected to be incurred to satisfy the performance obligations under the 2018 Roche Agreement increased by $0.4 million. During the three and nine months ended September, 30, 2020, there were no significant changes in the total estimated costs expected to be incurred to satisfy the performance obligations under the 2018 Roche Agreement. We recognized revenue of $4.5 million and $6.0 million during the three months ended September 30, 2021 and 2020, respectively, under this agreement. We recognized revenue of $13.6 million and $18.1 million during the nine months ended September 30, 2021 and 2020, respectively, under the 2018 Roche Agreement. As of September 30, 2021, we recorded as a contract liability deferred revenue related to the 2018 Roche Agreement of $30.4 million, of which $21.2 million was a current liability. As of September 30, 2021, the research and development services related to the performance obligations were expected to be performed over remaining periods ranging from three to nine months.

As of September 30, 2021, the expected remaining period of performance of the Company’s research and development services related to the third performance obligation was not determinable, and it will not become determinable until TCL research activities resume or the 2018 Roche Agreement is modified by the Company and Roche.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities in the near term and in the future, particularly should Roche determine not to exercise its options and we decide to continue clinical development of a product candidate. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. The successful development of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development, including the following:

•
the timing and progress of preclinical and clinical development activities, including geographic expansion of our clinical sites into Europe and Asia;
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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	THREE MONTHS ENDED SEPTEMBER 30,
	2021	2020	CHANGE
	(in thousands)
Collaboration revenue	$4,755	$6,121	$(1,366)
Operating expenses:
Research and development	20,520	13,910	6,610
General and administrative	6,691	4,612	2,079
Total operating expenses	27,211	18,522	8,689
Loss from operations	(22,456)	(12,401)	(10,055)
Other income (expense):
Interest income	8	56	(48)
Other income (expense), net	(2)	(6)	4
Total other income, net	6	50	(44)
Net loss	$(22,450)	$(12,351)	$(10,099)

Revenue

Collaboration revenue decreased by $1.4 million to $4.8 million for the three months ended September 30, 2021, compared to $6.1 million for the three months ended September 30, 2020. The decrease in revenue was primarily due to the following:

•
a decrease of $1.5 million to $4.5 million from $6.0 million in revenue recognized under the 2018 Roche Agreement due to a change in estimate (made as of December 2020) of the expected performance period of one of the performance obligations under the 2018 Roche Agreement, resulting in lower revenues being recognized in the third quarter of 2021.

Research and Development Expenses

	THREE MONTHS ENDED SEPTEMBER 30,
	2021	2020	CHANGE
	(in thousands)
Direct research and development expenses by program:
SQZ-PBMC-HPV	$4,187	$3,908	$279
SQZ-AAC-HPV	895	2,893	(1,998)
eAPC	6,393	399	5,994
Other programs	1,369	864	505
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	5,317	3,792	1,525
Facility related	1,251	1,204	47
Laboratory and consumable materials	389	218	171
Platform-related external services and other	719	632	87
Total research and development expenses	$20,520	$13,910	$6,610

Research and development expenses increased by $6.6 million to $20.5 million for the three months ended September 30, 2021, from $13.9 million for the three months ended September 30, 2021. The net increase was primarily due to the following:

•
SQZ-PBMC-HPV program costs increased by $0.3 million primarily as a result of an increase in clinical batch manufacturing and patient costs.
•
SQZ-AAC-HPV costs decreased by $2.0 million primarily as a result of a decrease in start up manufacturing costs which were primarily incurred in 2020.
•
eAPC costs increased by $6.0 million due to higher manufacturing and materials costs incurred.
•
Other program costs increased by $0.5 million due to spending on our infectious disease program, as well as other manufacturing costs.
•
The increase in personnel-related costs of $1.5 million was primarily due to a $1.1 million increase in stock-based compensation expense and a $0.4 million increase in salary and benefit costs as a result of increased headcount in our research and development function.
•
Laboratory and consumable materials expenses increased by $0.2 million as a result of expected fluctuations from period to period based on the timing of our purchases made.
•
Platform-related external services and other costs increased by $0.1 million as a result of higher consulting, equipment and information technology costs.

General and Administrative Expenses

	THREE MONTHS ENDED SEPTEMBER 30,
	2021	2020	CHANGE
	(in thousands)
Personnel related (including stock-based compensation)	$3,207	$2,026	$1,181
Professional, consultant and patent related costs	1,709	1,673	36
Facility related and other	1,775	913	862
Total general and administrative expenses	$6,691	$4,612	$2,079

General and administrative expenses increased by $2.1 million during the three months ended September 30, 2021 to $6.7 million, compared to $4.6 million for the three months ended September 30, 2020. The increase was primarily due to:

•
an increase of $1.2 million in personnel-related costs due to a $0.9 million increase in stock-based compensation expense and a $0.3 million increase in salary and benefit costs as a result of increased headcount.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	CHANGE
	(in thousands)
Revenue:
Collaboration revenue	$14,748	$18,511	$(3,763)
Operating expenses:
Research and development	52,942	37,815	15,127
General and administrative	18,744	14,139	4,605
Total operating expenses	71,686	51,954	19,732
Loss from operations	(56,938)	(33,443)	(23,495)
Other income (expense):
Interest income	28	533	(505)
Other income (expense), net	(9)	(10)	1
Total other income, net	19	523	(504)
Net loss	$(56,919)	$(32,920)	$(23,999)

Revenue

Collaboration revenue decreased by $3.8 million to $14.7 million for the nine months ended September 30, 2021, compared to $18.5 million for the nine months ended September 30, 2020. The decrease in revenue was primarily due to the following:

•
a decrease of $4.5 million to $13.6 million from $18.1 million in revenue recognized under the 2018 Roche Agreement due to a change in estimate (made as of December 2020) of the expected performance period of one of the performance obligations under the 2018 Roche Agreement, resulting in lower revenues being recognized in the nine months ended September 30, 2021.

The above decrease was partially offset by:

•
an increase of $0.6 million in revenue recognized under the 2017 Roche Agreement during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase in revenue was due to a decrease in remaining expected costs required to complete the performance obligations under the 2017 Roche Agreement.

Research and Development Expenses

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	CHANGE
	(in thousands)
Direct research and development expenses by program:
SQZ-PBMC-HPV	$11,314	$11,501	$(187)
SQZ-AAC-HPV	3,005	5,322	(2,317)
eAPC	11,607	1,365	10,242
Other programs	5,870	2,357	3,513
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	13,991	10,530	3,461
Facility related	3,816	3,806	10
Laboratory and consumable materials	985	748	237
Platform-related external services and other	2,354	2,186	168
Total research and development expenses	$52,942	$37,815	$15,127

Research and development expenses increased by $15.1 million to $52.9 million for the nine months ended September 30, 2021, compared to $37.8 million for the nine months ended September 30, 2020. The net increase was primarily due to the following:

•
SQZ-PBMC-HPV costs decreased by $0.2 million primarily as a result of our transferring certain externally performed services in-house.
•
SQZ-AAC-HPV costs decreased by $2.3 million primarily as a result of the timing of materials and manufacturing costs.
•
eAPC costs increased by $10.2 million due to higher manufacturing costs incurred.
•
Other program costs increased by $3.5 million due to spending on our infectious disease program and expenses incurred on developing a point-of-care solution to manufacture our product candidates.
•
an increase of $3.5 million in personnel-related costs was primarily due to a $1.6 million increase in salary and benefit costs as a result of increased headcount and salary costs in our research and development function, and a $1.9 million increase in stock-based compensation expense.
•
Laboratory and consumable materials costs increased by $0.2 million as a result of expected fluctuations from period to period based on the timing of our purchases made.
•
Platform-related external services increased by $0.2 million due to an increase in professional services costs.

General and Administrative Expenses

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	CHANGE
	(in thousands)
Personnel related (including stock-based compensation)	$9,141	$6,195	$2,946
Professional, consultant and patent related costs	4,398	5,417	(1,019)
Facility related and other	5,205	2,527	2,678
Total general and administrative expenses	$18,744	$14,139	$4,605

General and administrative expenses increased by $4.6 million for the nine months ended September 30, 2021 to $18.7 million, compared to $14.1 million for the nine months ended September 30, 2020. The increase was primarily due to the following:

•
an increase of $2.9 million in personnel-related costs due to a $2.1 million increase in stock-based compensation expense and a $0.8 million increase in salary and benefit costs as a result of increased headcount.
•
a decrease of $1.0 million in professional, consultant and patent related costs as the costs incurred in the prior year period were primarily incurred to support our preparation to become a public company.
•
an increase of $2.7 million in facility-related and other costs primarily due to an increase in insurance expense as a public company for the nine months ended September 30, 2021.

Interest Income

Interest income for the nine months ended September 30, 2021, was less than $0.1 million as compared to $0.5 million for the nine months ended September 30, 2020. The decrease in interest income was due to the decrease in average interest rates during the respective periods.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for the next several years, if at all. Through September 30, 2021, we have funded our operations from the sales of our common and preferred stock, upfront and milestone payments under our collaboration agreements with Roche, and with proceeds from our IPO and Follow-on Offering. In November 2020, we completed our IPO pursuant to which we received aggregate net proceeds of approximately $72.9 million from the sale of common stock. In February 2021, we completed the Follow-on Offering pursuant to which we received aggregate net proceeds of approximately $55.6 million from the sale of common stock. As of September 30, 2021, we had cash and cash equivalents of $164.3 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(61,117)	$(23,912)
Net cash (used in) provided by investing activities	(613)	49,946
Net cash provided by financing activities	55,627	41,757
Net increase in cash, cash equivalents and restricted cash	$(6,103)	$67,791

Operating Activities

During the nine months ended September 30, 2021, operating activities used $61.1 million of cash, primarily resulting from our net loss of $56.9 million and changes in our operating assets and liabilities of $18.7 million, partially offset by net non-cash charges of $14.5 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2021 consisted primarily of a $14.5 million decrease in deferred revenue, a $6.8 million decrease in operating lease liabilities, a $1.4 million decrease in accrued expenses, all of which were partially offset by a $2.7 million decrease in prepaid expenses and other current assets and a $1.9 million decrease in accounts receivable. The decrease in deferred revenue during the nine months ended September 30, 2021 was due to the revenue we recognized in that same period under the 2018 Roche Agreement.

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

Investing Activities

During the nine months ended September 30, 2021, net cash used in investing activities was $0.6 million, consisting of purchases of property and equipment.

During the nine months ended September 30, 2020, net cash provided by investing activities was $49.9 million, consisting of maturities of marketable securities of $51.0 million, partially offset by purchases of property and equipment of $1.1 million

The purchases of property and equipment in each period were primarily for equipment purchases and leasehold improvements related to the expansion of our research and development activities and the growth of our business.

Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $55.6 million, consisting of net proceeds from the Follow-on Offering in February 2021, of $56.4 million, in addition to proceeds of $1.1 million from stock option exercises during the period, offset by the payment of $1.9 million of IPO and Follow-on Offering costs.

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

Funding Requirements

We expect that our expenses will increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. The timing and amount of our operating and capital expenditures will depend largely on:

•
the timing and progress of preclinical and clinical development activities, including geographic expansion of our clinical sites into Europe and Asia;
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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those described in our 2020 Form 10-K. For additional information, see Note 9 to our consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2021, we had cash and cash equivalents of $164.3 million, which consisted of cash and money market funds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these balances, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal

Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. In addition to the other information in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Results of Operations and Financial Condition”, you should carefully consider the factors described in the section titled “Risk Factors” in our 2020 Form 10-K. Other than as disclosed below, there have been no material changes to our risk factors as previously disclosed in our 2020 Form 10-K.

Preclinical and clinical development are lengthy and uncertain, and our preclinical programs or product candidates may be delayed or terminated, or may never advance to the clinic, any of which may affect our ability to obtain funding and may have a material adverse impact on our platforms or our business.

Much of our pipeline is in preclinical development, and these programs could be delayed or not advance into the clinic. Before we can initiate clinical trials for a product candidate, we must complete extensive preclinical studies, including good laboratory practice toxicology testing, that support our planned investigational new drug applications, or INDs, in the United States, or similar applications in other jurisdictions. We must also complete extensive work on Chemistry, Manufacturing, and Controls, or CMC, activities, including yield, purity and stability data, to be included in the IND filing. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the U.S. Food and Drug Administration, or FDA, or other regulatory authorities will accept the results of our preclinical testing or our proposed clinical programs or if the outcome of our preclinical testing, studies, and CMC activities will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

Further, we may perform preclinical and clinical development activities outside the United States. Conducting preclinical development and clinical trials in foreign countries, as we plan to do for certain of our product candidates, presents additional risks that may delay development of our product candidates or completion of our clinical trials. These risks include availability of and competition for skilled local personnel, the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to these foreign countries.

We plan to conduct certain of our clinical trials for our product candidates in sites outside of the United States, including Europe and Asia. However, the FDA and other foreign equivalents may not accept data from foreign trials, in which case our development plans will be delayed, which could materially harm our business.

We may conduct certain of our clinical trials for our product candidates, other pipeline product candidates, or any of our future product candidates outside the United States, including in Europe and Asia. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the trials were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

For clinical trials that are conducted only at sites outside of the United States and not subject to an IND, the FDA requires the clinical trial to have been conducted in accordance with the FDA’s or other regulatory authority’s good clinical practice requirements, or GCPs, and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. For such trials not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the trials, and therefore there is an additional potential risk that the FDA could determine that the trial design or protocol for a non-U.S. clinical trial was inadequate, which could require us to conduct additional clinical trials. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept data from our clinical trials of our product candidates, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates.

In addition, there are risks inherent in conducting clinical trials in multiple jurisdictions, inside and outside of the United States, such as:

•	additional foreign regulatory requirements;

•	variability in expense due to local labor rates, availability of skilled personnel and foreign exchange fluctuations;

•	compliance with foreign manufacturing, customs, shipment and storage requirements;

•	cultural differences in medical practice and clinical research; and

•	diminished protection of intellectual property in some countries.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation of SQZ Biotechnologies Company.	8-K	001-39662	3.1	11/04/2020

3.2	Amended and Restated Bylaws of SQZ Biotechnologies Company.	S-1/A	333-249422	3.4	10/26/2020

4.1	Amended and Restated Investors’ Rights Agreement, dated as of December 19, 2019, as amended.	S-1	333-252889	4.1	02/09/2021

4.2	Specimen Stock Certificate.	S-1/A	333-249422	4.2	10/26/2020

10.1	Separation Agreement between Oliver Rosen and SQZ Biotechnologies Company, dated September 2, 2021					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SQZ Biotechnologies Company

Date: November 10, 2021	By:	/s/ Armon Sharei, Ph.D.
Armon Sharei, Ph.D.
President and Chief Executive Officer

Date: November 10, 2021	By:	/s/ Teri Loxam
Teri Loxam
Chief Financial Officer