Form 10-K
period 2021-12-31
SQZ Biotechnologies Co
filed 2022-03-16
CIK 1604477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of common stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s common stock as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, (based on the last reported sale price on the New York Stock Exchange as of such date) was approximately $348.8 million.

The number of shares of Registrant’s common stock outstanding as of March 11, 2022 was 28,147,555.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Registrant’s 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the end of the Registrant’s fiscal year ended December 31, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Annual Report, including without limitation statements regarding our plans to develop, manufacture and commercialize our product candidates, the timing or outcome of our ongoing or planned clinical trials for SQZ-PBMC-HPV, SQZ-AAC-HPV, SQZ-eAPC-HPV and any of our other pipeline product candidates and any future product candidates, the clinical utility of our product candidates, the anticipated impact of the COVID-19 pandemic on our business and operations, including manufacturing, research and development, clinical trials and employees, our cash needs and availability, and the plans and objectives of management for future operations, are forward-looking statements.

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

1

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
•
our business is highly dependent on the success of our product candidates, each of which will require significant additional preclinical and clinical testing before we can seek regulatory approval and potentially launch commercial sales; if our product candidates do not receive regulatory approval or are not successfully commercialized, or are significantly delayed in doing so, our business will be harmed;
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
•
we rely on third parties for the manufacture of raw materials and product candidates for our research programs, preclinical studies and clinical trials and we do not have long-term contracts with many of these parties; this reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any therapies that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts;
•
we do not have multiple sources of supply for some of the components used in our product candidates, nor long-term supply contracts, and certain of our suppliers are critical to our production; if we were to lose a critical supplier, it could have a material adverse effect on our ability to complete the development of our product candidates; if we obtain regulatory approval for our product candidates, we would need to expand the supply of components in order to commercialize them;
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

2

Except where the context otherwise requires or where otherwise indicated, the terms “SQZ Biotech”, “SQZ Biotechnologies”, “we”, “us”, “our”, “our company”, “the company”, and “our business” refer to SQZ Biotechnologies Company and its consolidated subsidiaries.

PART I

Item 1. Business.

Overview

SQZ Biotechnologies is a clinical-stage biotechnology company focused on unlocking the full potential of cell therapies to benefit patients with cancer, autoimmune and infectious diseases, and other serious conditions. The company was founded on the therapeutic potential of Cell Squeeze®, our proprietary technology which allows for rapid delivery of a variety of cargo into different cell types. We aim to create multiple cell therapies that drive the immune system to combat diseases.

In oncology, we are developing cell therapy platforms that are based on directing tumor antigen-specific immune activation via engineered antigen presentation. We believe that by engineering physiological antigen presentation signals in subsets of peripheral blood cells that act on immune priming pathways, we have the potential to develop cell therapies that are designed to be potent drivers of tumor-specific immunity, well-tolerated, administered without lymphodepleting preconditioning or hospitalization, and produced in under 24 hours. We have three oncology candidates in clinical trials across our SQZ® Antigen Presenting Cell, or APC, SQZ® enhanced APC, or eAPC, and SQZ® Activating Antigen Carrier, or AAC, cell therapy platforms. In our autoimmune diseases portfolio, we are developing our SQZ® Tolerizing Antigen Carrier, or TAC, cell therapy platform with the aim to restore immune tolerance to self-antigens or other autoimmune disease-associated antigens that are central to disease pathogenesis.

In 2021, we executed on several key areas of our pipeline and advanced our APC platform objectives. As of December 31, 2021, we have dosed 20 patients in our Phase 1 trial for our lead APC candidate, SQZ-PBMC-HPV, in HPV16+ advanced solid tumors. We reported interim data from the first three monotherapy dose-escalation cohorts at the 2021 American Society of Clinical Oncology, or ASCO, Annual Meeting, and presented interim safety, biomarker, and clinical data from the highest dose SQZ-PBMC-HPV monotherapy cohort at the 2021 European Society for Medical Oncology Immuno-Oncology, or ESMO-IO, Congress. Key observations from the reported data include, as of a cutoff date of October 8, 2021 (n=18 patients):

•
SQZ-PBMC-HPV induced a radiographic response and led to symptomatic improvement as a monotherapy treatment in a checkpoint refractory head-and-neck cancer patient
•
Across all dose levels, there were no observed treatment-related Grade 3 or greater serious adverse events, and no patient met the dose limiting toxicity, or DLT, criteria
•
Autologous cell therapy manufacturing was demonstrated in under 24 hours for all monotherapy patients, with multiple doses produced and an average vein-to-vein time of approximately one week

We have advanced our trial to evaluate SQZ-PBMC-HPV in combination with checkpoint inhibitor therapies, and are continuing to enroll patients in the highest dose monotherapy cohort. We are targeting additional data in the second half of 2022.

We have continued to build upon the progress of our SQZ® APC platform through the development of the novel SQZ® eAPC platform. Our lead eAPC product candidate leverages the added capabilities and functionality of multiple antigen presentation and immunological signals achieved through multiplexed mRNA delivery to diverse immune cell types. In January 2022, we received allowance to proceed with clinical trials from the U.S. Food and Drug Administration, or FDA, under our Investigational New Drug, or IND, application for SQZ-eAPC-HPV, our lead eAPC candidate engineered with HPV16 antigens and costimulatory signals. We will initiate the SQZ-eAPC-HPV trial, the COMMANDER-001 Phase 1/2 study, in patients with HPV16+ advanced solid tumors in the first half of 2022. We anticipate initial interim data in the second half of 2022. In addition to our efforts in the oncology field, we are also continuing to advance the eAPC platform in the infectious diseases field.

In January 2021, we received allowance to proceed with clinical trials from the FDA under our IND for SQZ-AAC-HPV, our lead AAC product candidate derived from red blood cells engineered with tumor-specific antigens. We are currently enrolling monotherapy cohorts as part of the Phase 1 ENVOY-001 trial to assess safety and tolerability as well as secondary outcome measures of the investigational SQZ-AAC-HPV therapy in HPV16+ advanced solid tumors, with initial interim data targeted in the second half of 2022.

We are also advancing our SQZ® TAC platform focused on creating novel and proprietary cell therapies as it relates to modulating or restoring immune tolerance. We have selected Celiac disease as the first proposed autoimmune indication for SQZ® TAC platform development. We believe the evidence of a causal disease antigen and T-cell driven pathology, and the substantial unmet need for a tolerizing treatment option provide a compelling opportunity for us to pursue Celiac disease. We presented characterization of TAC-mediated mechanisms of antigen-specific tolerance in preclinical models at the 2021 Federation of Clinical Immunology Societies, or FOCIS, Meeting. We anticipate further development of our TAC-Celiac candidate through IND-enabling studies in 2022 to support an IND submission in the first half of 2023, and, in parallel, are planning to use our proprietary, point-of-care manufacturing system for the production of the clinical batches.

We believe that we can leverage our foundational Cell Squeeze® technology and our associated manufacturing systems, processes and capabilities, to enable our current and future therapeutic product candidates and to potentially improve the speed and reliability of cell therapy manufacturing beyond current practices. During our Phase 1 clinical trial, we have demonstrated the ability to manufacture our lead APC therapeutic candidate in under 24 hours, with a vein-to-vein time of approximately one week, and we have progressed a multi-functional cell therapy, through our eAPC platform, into clinical testing. Additionally, we continue to progress development of an automated, point-of-care manufacturing system that we believe has the potential to produce future therapeutic candidates with improved manufacturing efficiency and lower cost.

Oncology

We believe our oncology cell therapy approach, which utilizes our clinical-scale microfluidic Cell Squeeze® system for cytosolic delivery of diverse cell programming biomolecules, has the potential to confer several advantages, including:

•
the potential to activate potent tumor-specific CD8+ T cell responses as encoded by the target antigen cargo;
•
multiplexed engineering of combinations of costimulatory and cytokine molecules that are designed to enhance stimulation and expansion of effector cells at the immune synapse; and
•
potential for rapid and reliable manufacturing of engineered peripheral blood cell products in under 24 hours

Across our platforms, we believe our SQZ® cell therapy candidates have the potential for broad development spanning solid and hematological cancer types as a result of the different disease antigen cargo that can be squeezed into multiple cell types to drive targeted killing of tumor cells.

We are developing three oncology therapeutic candidates with unique product characteristics and mechanistic benefits based on the principles of antigen-specific immune stimulation:

SQZ® Antigen Presenting Cell Platform: The APC platform is focused on generating CD8+ T cell responses, which are known to be the driving force for adaptive immune responses, and when present in tumor tissue, are a powerful prognostic indicator for multiple tumor types. SQZ®APCs are created by ex vivo engineering of a patient’s own peripheral blood mononuclear cells, or PBMCs, with specific tumor antigens to develop antigen presenting cells that, when administered to a patient, are designed to drive activation and proliferation of antigen-specific CD8+ T cells for antitumor activity. Through our Cell Squeeze® approach, which is designed to enable direct cytosolic delivery of peptide antigens, we believe that we can dramatically improve antigen presentation efficiency. We are currently enrolling patients in monotherapy and combination cohorts in the Phase 1 trial for SQZ-PBMC-HPV and announced interim clinical results in December 2021. Our findings demonstrated that SQZ-PBMC-HPV induced a radiographic response, led to symptomatic improvement, and showed CD8+ immune activity in a solid tumor patient, providing preliminary support for the potential cellular vaccine mechanism.

SQZ® Enhanced APC Platform: The eAPC platform has the potential to yield novel multi-engineered cell therapy candidates comprising antigenic, costimulatory and cytokine components. SQZ® eAPCs are designed to potentially augment the T cell activation signal and to elicit a polyclonal T cell response. In addition, eAPCs are engineered with mRNAs that encode full-length antigenic proteins, potentially eliminating existing HLA restrictions with the intent to substantially broaden the addressable patient population. Our first eAPC platform candidate, SQZ-eAPC-HPV, was developed by multiplexed engineering of PBMCs with five different mRNAs. We received allowance to initiate Phase 1/2 clinical testing from the FDA under our IND in January 2022.

SQZ® Activating Antigen Carrier Platform: SQZ® AACs are derived from engineering red blood cells, or RBCs, with the Cell Squeeze® technology to comprise tumor-specific antigens and adjuvant. AACs are designed to take advantage of the natural physiological process of aged RBC clearance to target resident, professional APCs in lymphoid organs that can subsequently prime endogenous T cells to drive antitumor activity. We are currently enrolling patients in the Phase 1 ENVOY-001 trial for the SQZ-AAC-HPV investigational therapy in HPV16+ advanced or metastatic tumors.

In addition to our ongoing clinical programs, in various preclinical studies, we demonstrated the potential of SQZ® APCs and AACs to elicit specific immune responses against a range of oncology targets, including non-viral antigens such as KRAS point mutants. We presented preclinical data for SQZ® APCs directed against KRAS G12D and G12V antigens, which are prevalent mutations in lung, colorectal and pancreatic cancers, at the American Association for Cancer Research, or AACR, 2021 Annual Meeting. We plan to continue IND-enabling activities in KRAS mutant tumors in 2022.

Autoimmune Diseases

We are developing our SQZ® Tolerizing Antigen Carrier platform with the aim to treat autoimmune diseases by inducing antigen-specific immune tolerance. Our TACs are derived from engineering RBCs to comprise disease-specific antigens and are designed to leverage the natural physiological process of aged RBC clearance. SQZ® TACs have demonstrated the potential to induce multiple mechanisms of immune tolerance, including the deletion of disease-driving T cells, in preclinical mouse models. We are targeting clinical development of our investigational TAC Celiac candidate manufactured with our point-of-care system. We plan to conduct IND-enabling activities in 2022 to support an IND submission in the first half of 2023.

Infectious Diseases

We believe our SQZ® APC, eAPC and AAC platforms have the potential to provide therapeutic benefit by driving antigen-specific immune responses in chronic and acute infectious disease settings. In preclinical studies, we have demonstrated the versatility of our APCs to elicit targeted CD8+ T cell activation for multiple well-known disease antigens, including in hepatitis B virus, or HBV, cytomegalovirus, or CMV, influenza A virus, or IAV, and simian immunodeficiency virus, or SIV. Chronic HBV represents a large patient population with significant unmet need, and clinical evidence suggests that the levels of virus-specific T cells are correlated with patient outcomes and disease control. As such, we believe it to be a promising indication to target with our SQZ® eAPCs. We plan to continue preclinical work of our eAPC program in chronic HBV in 2022.

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

Company History

Our founder and Chief Executive Officer, Dr. Armon Sharei, is the lead inventor of the Cell Squeeze® technology. This foundational technology is based on his prior team’s work in the laboratories of Dr. Klavs Jensen and Dr. Robert Langer at the Massachusetts Institute of Technology. In a series of experiments with a complex, high-pressure, fluid-jet delivery system, the team discovered that rapid mechanical deformation of cells enables intracellular delivery of biomaterials, resulting in the first prototype of the SQZ® microfluidic chip. Through collaboration with leading scientists in the immunology and regenerative medicine fields, the team discovered the process’ novel capabilities and potential for significant impact through engineering of cell biology and function. SQZ Biotechnologies was founded with the goal of realizing the broad potential of this technology and developing cellular medicines that are effective and well-tolerated, with improved therapeutic accessibility, for patients around the world.

Our Strategy

Our vision is to build a fully integrated cell therapy company leveraging the Cell Squeeze® technology to develop differentiated, engineered cellular therapies across a broad range of disease areas. We plan to develop, and if approved, commercialize, cellular therapeutics from our directed immunity platforms that can modulate targeted immune responses against cancer, autoimmune and infectious diseases. To enable a future with impactful SQZ® cell therapy products as compelling early-line treatment options for patients, we are executing a strategy with the following key elements:

•
Advance HPV-specific cell therapies for the treatment of HPV-associated solid tumor malignancies. We believe that HPV+ cancers represent a promising lead application for our directed immunity platforms as the HPV16 viral oncogenes have been shown to be highly immunogenic and central to disease pathogenesis. Despite this, the mainstay first-line treatments do not differentially treat the underlying viral cause of HPV+ tumors. We have a multi-platform strategy to target HPV16+ cancers, aimed at priming and activating T cell responses that can drive antitumor immunity. The first prong of our strategy is to develop our ex vivo engineered APC candidate, SQZ-PBMC-HPV, where we are enrolling monotherapy and combination cohorts with checkpoint inhibitors in the ongoing clinical trial. We also intend to advance clinical development of SQZ-eAPC-HPV, a multi-functional antigen presenting therapy with engineered immune activation signals, in monotherapy and potential combination treatment settings. In parallel, we are developing SQZ-AAC-HPV, which utilizes a distinct immune activation approach to generate antigen presentation in vivo to prime endogenous T cells. We are currently enrolling patients with recurrent or metastatic HPV16+ cancers, including head-and-neck, cervical, and anal tumor types, in ongoing Phase 1 and planned Phase 1/2 trials. In current and future cohorts across our studies, we plan to evaluate our cell therapy candidates in combination with approved therapies as our preclinical studies indicate the potential for synergistic benefit with immune checkpoint inhibitors and/or chemotherapeutic agents. A combinatory approach could enable us to potentially reach a wider patient population at earlier lines of therapy, with the broader goal of improving standard of care treatment options for HPV+ cancer patients.
•
Broaden and deepen our pipeline by expanding to additional disease antigen targets within oncology as well as autoimmune and infectious disease areas. We are encouraged by initial observations and progress in the ongoing clinical trial of SQZ-PBMC-HPV in HPV+ tumors, and we plan to continue to advance the research and development of future product candidates directed against solid tumor, autoimmune and infectious disease targets with high unmet need. In preclinical studies, our directed immunity platforms focused on antigen-specific immune activation have demonstrated the potential to generate CD8+ T cell responses against multiple tumor antigens, including KRAS G12D and G12V epitopes, in addition to several infectious disease antigens associated with HBV, CMV, SIV and influenza. We believe the applicability of our therapeutic approach positions us to potentially pursue a wide range of antigenic targets across indication categories. We plan to leverage our core capabilities and expertise across antigen composition development and product optimization, our manufacturing system and processes, and our next-generation therapeutic platform advancements to further innovate and grow our future product portfolio.
•
Continue to strengthen our next-generation therapeutic platform technologies to develop cellular medicines with greater therapeutic impact potential. We are motivated by the possibility of expanding the therapeutic breadth of cell therapies through creating product candidates that are designed to be well-tolerated, have an increased therapeutic index, be rapid and reliable to manufacture, be streamlined to administer without preconditioning or hospitalization, and address unmet needs of global patient populations. We recently advanced our lead eAPC platform candidate, SQZ-eAPC-HPV, an mRNA-engineered cell therapy candidate designed with multiple antigenic, costimulatory and cytokine components, into a Phase 1/2 trial for HLA-agnostic, HPV16+ patient populations. In addition, we are pursuing additional exploratory initiatives, including engineering novel signaling functions and reprogramming cell phenotypes, to complement and diversify our therapeutic portfolio opportunities.
•
Invest in our innovative manufacturing capabilities and advance our point-of-care system. We have developed proprietary manufacturing processes in compliance with applicable current good manufacturing practice, or cGMP, with our Cell Squeeze® platform, which we believe is a critical competitive advantage in the cell therapy field and a potential driver of our long-term success. Our clinical Cell Squeeze® system is applicable across our SQZ® cell therapy product candidates along with customization changes. We plan to continue investing resources to advance and innovate our existing manufacturing processes and systems with the goal of further reducing manufacturing time and cost, while upholding key product quality attributes. We are also developing an automated, point-of-care system that could streamline manufacturing time, labor, and logistics, enabling the potential for greater accessibility and patient impact of our cell therapy candidates, if approved. Our vision is to potentially generate patient doses for cell therapy candidates at or near specific treatment centers, thus significantly improving the patient experience. We have demonstrated initial engineering feasibility for engineered cells derived from PBMCs or RBCs on our point-of-care prototype. Further development is ongoing to enable future implementation across our cell therapy platforms.
•
Opportunistically collaborate with strategic partners to realize the full potential of our pipeline and Cell SqueezeⓇ technology. While we intend to establish our own fully integrated internal capabilities to develop and commercialize our product candidates, we may selectively pursue and form strategic collaborations or partnerships to accelerate our development timelines, expand the therapeutic reach of our SQZ® platforms and capitalize on the broad potential of the Cell Squeeze® technology. We have a longstanding collaboration with Roche for the development of SQZ® APCs in oncology, through a partnership that began in 2015 and which was subsequently expanded in 2018.

SQZ® Technology

We have developed the Cell Squeeze® technology to be a rapid and versatile method of biomolecule delivery to cells, and have demonstrated application of our clinical-scale Cell Squeeze® system to reliably yield patient dose production timelines of under 24 hours for our investigational SQZ-PBMC-HPV therapeutic candidate. As illustrated below, the Cell Squeeze® approach utilizes microfluidic mechanical deformation which facilitates squeezing cells at high speeds through constriction(s) to temporarily disrupt the cell membrane and allow the target cargo to enter directly into the cytosol. At the current clinical scale, our proprietary system processes over 10 billion patient cells per minute.

We believe there are several advantages of utilizing the Cell Squeeze® technology as the manufacturing foundation of our cell therapy product candidates:

●
Translation across different cell types. Our technology has demonstrated desired cytosolic delivery with over 25 mammalian cell types tested to date. We have created a library of SQZ® chips designed to perform with different cell populations that can be readily configured for use in our manufacturing systems. We believe this flexible configuration could help avoid costly cell expansion steps by potentially allowing us to leverage easier to access or manipulate cells. As a result, we believe this could enable us to potentially expand the breadth of indications we may consider for our cell therapy platforms.
●
Versatility across cargo materials. Utilizing the Cell Squeeze® system, we have achieved intracellular delivery of peptides, proteins, small molecules, nucleic acids, and gene-editing complexes. Many of these material classes, such as proteins and peptides, are challenging to deliver with existing techniques. In addition, we can introduce multiple distinct materials into cells in a single squeeze run, allowing us to develop differentiated cell therapy candidates that include multiplexed engineering of different cellular functions, as leveraged in SQZ® eAPCs.
●
Preservation of cell health and function. Evidence from our preclinical studies supports our belief that intracellular delivery with the Cell Squeeze® technology does not result in substantial transcriptomic, phenotypic, and functional alterations, which we believe could translate to cell therapy product candidates with the potential to offer improved manufacturability, activity, and viability. In the context of human T cells and hematopoietic stem cells in preclinical models, we observed minimal gene expression misregulation from squeezing relative to electroporation, and, additionally, identified that electroporation-mediated functional side effects persisted for up to several days.
●
Scalability and operational practicality. The underlying physical principles of intracellular delivery with the Cell Squeeze® technology have enabled us to design and adapt our systems and instrumentation to perform at clinical and potentially commercial scale, for the development of cell therapy product candidates. Our proprietary SQZ® chip, an integral component of the current Cell Squeeze® system, has demonstrated the ability to process up to 10 billion patient cells per minute. We believe that our manufacturing processes developed with current and future iterations of the Cell Squeeze® system support our ability to improve manufacturing efficiency and costs for our product candidates.

Our Differentiation

We believe our technologies, capabilities, and knowledge pertaining to the fields of cell engineering and immunology position us with the potential to create cell therapy candidates with differentiated and favorable product profiles for the treatment of cancer, autoimmune and infectious diseases. We believe our cell therapy platforms and product candidates have the potential to offer meaningful benefits to patients and have broad therapeutic scope based on the following advantages:

●
Potential to immunologically target fundamental drivers of disease. By engineering antigen presentation in a physiologically relevant manner, our therapeutic candidates are designed to generate immune responses that can potentially activate and expand endogenous T cells for the treatment of cancer and infectious diseases, or that can potentially delete and anergize disease-driving T cells for the treatment of autoimmune diseases. In our oncology programs, for example, the CD8+ T cell responses generated by our SQZ® APC and AAC platforms have targeted specific tumor antigens, such as HPV E6 and E7 or KRAS mutants, to effectuate tumor regression in preclinical models. In addition, our directed immunity approach allows us to potentially access intracellular disease antigen targets to modulate immunity, which we believe is a key advantage to addressing tumor subsets and disease areas that are otherwise challenging to treat.
●
Integration of multiple functions in a single product candidate. We have developed the technology advancements, expertise, and design approaches to engineer multiple cell types, including PBMCs and RBCs, with proprietary antigenic compositions and combinations of biomolecules to potentially enable diverse therapeutic functions. Our eAPC platform represents a recent accomplishment to advance a next-generation cell therapeutic candidate into clinical testing, which involved multiplexed engineering of 5 different mRNAs into immune cells for the purposes of increasing the activation strength and durability of potential T cell responses against disease.
●
Potential for favorable safety and tolerability. We believe that there are several distinguishing features to our therapeutic strategy and cell engineering approach that enable us to potentially create product candidates with the potential for favorable safety and tolerability outcomes. By acting on immune priming pathways to modulate endogenous effector cells, we believe we can circumvent the need for lymphodepleting conditioning which is commonly used in many current cell therapy treatment regimens and associated with significant toxicities to patients. Moreover, our current product candidates do not rely on genetic modifications to cells or treatment with viral vectors, potentially eliminating long-term safety concerns arising from unintended consequences to DNA disruption. We believe that this, coupled with our low cost-per-dose manufacturing, create the potential for the development of our SQZ® therapeutic candidates into earlier lines of therapy.
●
Rapid, reliable, and flexible manufacturing of cell therapies. We have demonstrated rapid clinical manufacturing in under 24 hours via our Cell Squeeze® clinical system for our SQZ-PBMC-HPV investigational candidate, and in addition, we believe that common elements of our established manufacturing processes enable us to potentially streamline future development timelines. We believe that eliminating the need for viral vectors and multi-day manufacturing could dramatically cut costs relative to current cell therapies and enable expansion into areas where current cell engineering approaches are cost prohibitive. We anticipate manufacturing costs for SQZ-PBMC-HPV could be approximately 10 times lower per dose at commercial scale compared to currently marketed cell therapies. In future iterations, our point-of-care system could potentially reduce costs even further.

SQZ® Cell Therapy Platforms

Our cell therapy platforms are designed to modulate the immune system in a target-specific manner with applications in oncology, autoimmune and infectious diseases, and other serious conditions. We are developing platforms and product candidates based on two modalities: targeted immune activation (SQZ® APCs, eAPCs and

AACs) and immune tolerization (SQZ® TACs). We believe our multi-platform strategy positions us to harness complementary mechanistic attributes and value creation pathways in the development of our product candidates, while building on established manufacturing competencies and platform technology advancements.

* Engineered cells derived from PBMCs, which are primarily composed of monocytes, T cells, B cells, and natural killer cells

** Engineered cells derived from RBCs

Our Manufacturing

Since our founding, we have invested in and advanced our Cell Squeeze® platform, which includes our proprietary Cell Squeeze® technology, methods, and systems, with the aim to enable a variety of cell engineering applications for the development of cell therapy product candidates. We believe that the ability to manufacture cell therapies rapidly and reliably is an important competitive advantage in the cell therapy field, and we continue to innovate our manufacturing systems, processes, and capabilities with the intent to decrease the time, cost and complexity associated with cell therapy production.

With our current clinical-scale Cell Squeeze® system and associated manufacturing processes, we have demonstrated patient dose production times of under 24 hours and vein-to-vein times of approximately one week for our SQZ-PBMC-HPV therapeutic candidate. Our current manufacturing and release testing workflow is represented in the figure below.

We are also developing an automated, point-of-care system that could potentially streamline manufacturing and future product candidate development timelines, furthering our broader vision to improve the accessibility and patient impact potential of cell therapies. We are targeting initial clinical implementation of our point-of-care manufacturing system with our TAC platform in 2023 and are continuing to develop our latest generation system to potentially enable future implementation across our other cell therapy platforms.

Our Product Candidate Pipeline

Oncology

SQZ® Antigen Presenting Cell (APC) Platform

APC Platform Overview

The SQZ® APC platform is designed to generate tumor-specific CD8+ T cell activation to drive the antitumor immune response. CD8+ T cells are known to be important effectors of the adaptive immune system, and are foundational to the recent clinical success of immunotherapy in oncologic indications.

While there has been significant interest in therapeutic immunization approaches to prime CD8+ T cell responses in an antigen-specific manner, it has remained challenging to effectuate adequate responses for antitumor applications. We believe that our approach, utilizing Cell Squeeze® delivery, enables us to engineer antigen presentation in multiple peripheral blood cell types to create a cellular vaccine that has the potential to direct antigen-specific immunity.

To mount an immune response, CD8+ T cells require antigen presentation on major histocompatibility complex class I, or MHC-I, molecules by APCs. Antigenic peptides displayed on MHC-I are primarily sourced from the cytosol. Traditionally, antigen-targeted cell therapies and vaccine systems, which introduce antigens in the extracellular vicinity, have relied on a process called cross-presentation to route to the MHC-I pathway. Cross-presentation can generally be considered an ineffective mechanism of MHC-I presentation to CD8+ T cells, as typically only a fraction of introduced antigen material is present in the cytosol for MHC-I loading. In contrast, in preclinical studies, our microfluidic Cell Squeeze® technology demonstrated abilities to deliver a variety of antigens directly into the cytosol, enabling potent antigen presentation for CD8+ T cell priming. We presented in vitro potency data for our SQZ®APCs at the American Association for Cancer Research, or AACR, 2019 Annual Meeting, where we demonstrated Cell Squeeze®-mediated cytosolic delivery yielded 1000-fold more efficient CD8+ activation relative to cross-presentation in dendritic cells.

Through accessing the MHC-I antigen presentation pathway in a physiological manner, we believe we can activate CD8-driven adaptive immunity against targeted diseases. Based on our preclinical research, we believe the SQZ® APC platform has the potential to achieve several coordinates of a T cell response:

●
High quantity of activated T cells due to the proliferation process that T cells undergo in vivo after priming by APCs
●
High specificity based on the antigen-specific mechanism of effector T cell activation, rather than with broad stimulation by systemic immune agonists
●
High quality of functional T cells that are capable of tumor infiltration and targeted cytotoxic activity

In addition, we believe that our differentiated approach could potentially provide several therapeutic benefits, including rapid generation of targeted antigen-presenting cells through engineering of major PBMC cell types, improved tolerability due to the specific and directed nature of immune activation, and synergistic opportunities with other immune-oncology agents to remodel the tumor microenvironment and promote T cell tumor infiltration.

SQZ® APC Pipeline in Oncology

Our lead APC candidate, SQZ-PBMC-HPV, is an autologous, PBMC product engineered with HPV16 E6 and E7 synthetic long peptides for therapeutic applications in HPV16+ tumors. We are developing oncology product candidates from our APC platform in collaboration with Roche, whereby we and Roche will alternate U.S. commercial rights for each oncology product developed, and we maintain full commercial rights for our SQZ® APCs outside of oncology.

We believe that APCs can have broad therapeutic potential across a range of solid cancers, and that we can utilize current and future generations of our cell therapy platform to target a variety of tumor antigens with the aim to drive antitumor immunity. In preclinical studies, we have demonstrated the potential of APCs to generate functional T cell responses across multiple antigen target categories, including virally derived antigens, such as HPV, that are known to be highly immunogenic and point mutants, such as KRAS G12D and G12V, that are considered less immunogenic.

We intend to apply the insights gained from the development of our first product candidate to inform future clinical development pathways and to select future indications for pipeline expansion. In addition, we believe that the advancements that we have made on our cell engineering capabilities and our manufacturing platform could enable us to leverage common processes to potentially accelerate future product development opportunities, such as in KRAS mutant cancers.

Lead SQZ®APC Product Candidate: SQZ-PBMC-HPV

HPV+ Cancers Incidence and Unmet Need

Human papillomavirus, or HPV, infection causes some of the most common types of cancer, such as cervical and head and neck cancer, and there is significant need for new treatment options to address HPV+ tumors. According to the Centers for Disease Control , or CDC, in the United States, HPV+ tumors represent 3% of all cancers in women and 2% of all cancers in men, resulting in over 36,000 new cases of HPV+ tumors every year. HPV+ tumors represent 4.5% of all cancers worldwide, according to the International Journal of Cancer, resulting in 570,000 new cases for women and 60,000 new cases for men globally every year. According to the CDC, HPV infection plays a significant role in the formation of more than 90% of anal and cervical cancers, and most cases of vaginal (75%), oropharyngeal (70%), vulval (70%) and penile (60%) cancers. In addition, an increasing percentage of head and neck cancer is being attributed to HPV infection, particularly those arising from the oropharynx.

The standard first-line treatment for HPV+ cancers differs by tumor type but typically involves a combination of chemotherapy, radiation, surgery, and more recently, in certain HPV-associated tumor types, specific checkpoint inhibitors and molecular targeted therapies. However, in patients with recurrent, metastatic, or persistent disease, second-line treatment options are limited with deterioration in response rates and prognosis. For example, in recurrent or metastatic head and neck squamous cell carcinoma, or HNSCC, patients who have progressed during or after platinum-containing chemotherapy, the median overall survival is under 9 months.

Preclinical Data for SQZ-PBMC-HPV in Solid Tumors

SQZ-PBMC-HPV demonstrated antitumor activity in murine models, and we believe these results suggest the potential for clinical benefit in patient populations with HPV+ cancers.

In November 2020, we presented the following key preclinical findings for SQZ-PBMC-HPV at the Society for Immunotherapy of Cancer, or SITC, Annual Meeting:

●
SQZ-PBMC-HPV promoted expansion and intratumoral infiltration of antigen-specific CD8+ T cells and was more potent than the combination of HPV E7 synthetic long peptide and CpG adjuvant.

In a TC-1 murine tumor model, we observed pronounced tumor regression in the SQZ® APC-treated mice (n=15), while tumor growth persisted in the inactive control (n=30) and the E7 peptide vaccine (n=15) groups. We observed that the tumors of SQZ® APC-treated mice were made up of an average of 47% immune cells, as compared to only 20% in the peptide vaccine-treated mice, and 9% in the inactive control, as measured by CD45+ cells. Of those immune cells that are CD8+ T cells, an average of 87% of them were HPV-specific for the SQZ-treated mice, compared to only 33% in the peptide vaccine-treated mice and only 2% for the inactive control. In these experiments, the peptide vaccine contained ~15,000 times more antigen than the APCs, which we believe further supports the potential potency of the SQZ® APC platform.

●
SQZ-PBMC-HPV demonstrated synergistic and durable tumor reduction when combined with a bispecific anti-Programmed Cell Death Protein 1 (anti-PD1) and interleukin 2 variant (IL2v) agent.

SQZ Imm.
Tumor Volume (mm3)
1500
1000
500
0
0
20
40
60
80
Time (days)
Untreated
1e6 M-SQZ-PBMC-HPV alone
1e6 M-SQZ-PBMC-HPV + PD1-IL2v
PD1-IL2v alone
TC-1 Implant
M-SQZ-PBMC-HPV Immunization
Treatment with PD1-IL2v
TIL Analysis
Day 0
Day 14
Day 21
Day 24
E7-Specific CD8+ T Cells
E7 Tetramer + (per mg tumor)
10^5
10^4
10^3
10^2
10^1
10^0
480x
1770x
Untr
PD1-IL2v
SQZ
Combo

In the SQZ-PBMC-HPV alone group, 17% of TC-1 mice remained tumor free on Day 84. 100% of the mice that received the combination of SQZ-PBMC-HPV and PD1-IL2v were tumor free at Day 84. In contrast, all the mice in the untreated group and the PD1-IL2v groups had grown tumors and died by Day 45. Pharmacodynamic markers correlated with the efficacy we observed, as SQZ-PBMC-HPV immunization resulted in a 480-fold increase in tumor infiltration of E7-specific CD8+ T cells, and this increase was augmented by subsequent PD1-IL2v administration.

In December 2021, we presented additional preclinical data for SQZ-PBMC-HPV at our ESMO I-O company conference call and webcast:

●
SQZ-PBMC-HPV exhibited synergistic anti-tumor activity in combination with cisplatin, a common chemotherapeutic agent used in clinical settings for multiple HPV-associated cancers.

In a TC-1 murine tumor model, SQZ-PBMC-HPV plus cisplatin (5 mg/kg) resulted in enhanced tumor regression as compared to SQZ-PBMC-HPV and cisplatin alone regimens (n=10 per group).

Clinical Development of SQZ-PBMC-HPV in Solid Tumors

SQZ-PBMC-HPV is being evaluated in a Phase 1 clinical trial for the treatment of HPV16+ recurrent, locally advanced, or metastatic solid tumors. The trial is an open-label, multicenter, dose escalation and expansion study to determine the safety and tolerability, immunogenic effects, antitumor activity, and pharmacodynamics of SQZ-PBMC-HPV as monotherapy and in combination with immune checkpoint inhibitors, including atezolizumab, ipilimumab and nivolumab. The clinical trial has a flexible design to allow for additional potential combinations. We believe that positive data from this trial could support our development of a new differentiated treatment for patients with HPV16+ tumors.

The primary objectives of the trial are to measure and evaluate: 1) safety and tolerability, as assessed by the number of participants with treatment-related adverse events, 2) the recommended Phase 2 dose, or RP2D, of SQZ-PBMC-HPV monotherapy and in combination with checkpoint inhibitors as included in the study, and 3) antitumor activity of SQZ-PBMC-HPV monotherapy at the RP2D, based on tumor assessments using RECIST 1.1. The secondary objectives of the trial are to measure and evaluate: 1) antitumor activity in patients with recurrent, locally advanced, or metastatic solid tumors, and 2) manufacturing feasibility, as assessed by individual patient batch yields.

As of December 31, 2021, we have completed the monotherapy dose escalation portion of our Phase 1 trial for SQZ-PBMC-HPV and received the independent Data and Safety Monitoring Board, or DSMB, endorsement for advancement of our highest dose regimen into combination cohorts with immune checkpoint inhibitors. We are currently enrolling patients in combination cohorts and are continuing SQZ-PBMC-HPV monotherapy enrollment at the RP2D (5e6/kg double prime).

Double prime regimen: Dosing at respective level on Day 0 and Day 1 followed by one dose every three weeks thereafter

In December 2021, we presented initial interim results from the monotherapy dose escalation portion of the SQZ-PBMC-HPV-101 trial in HPV16+ solid tumors at the ESMO I-O Congress. Our clinical data was reported for four monotherapy dose cohorts (n=18) in an advanced patient population with a median of four prior lines of therapy. The interim results demonstrated that SQZ-PBMC-HPV was well-tolerated and in the highest dose cohort, induced a radiographic response, and led to symptomatic improvement and CD8+ T cell infiltration in an advanced patient, which we believe is supportive of potential correlative benefit and of the proposed cellular vaccine mechanism. Additionally, all SQZ-PBMC-HPV patient batches were produced in under 24 hours with high viability. A summary of key findings, as of a cutoff date of October 8, 2021, are as follows:

●
Across all dose levels, no treatment-related Grade 3 or greater serious adverse events, or AEs, or dose-limiting toxicities were observed (n=18).

Event, n (%)	Total (n=18)
Related AEs in >1 Patient	14 (78)
Fatigue	5 (28)
Flushing	3 (17)
Hypotension	3 (17)
Infusion Related Reaction (IRR)	2 (11)
Nausea	2 (11)
Pruritus	2 (11)
Related Grade ≥3 AEs	1 (6%)
Related Serious AEs	1 (6%)
AEs of Special Interest[1]	2 (11%)
Dose-Limiting Toxicity	0
Related AEs leading to d/c	0
Fatal Related AEs	0

One patient in Cohort 1 (0.5e6/kg) experienced grade 2 cytokine release syndrome, or CRS, which was classified as a treatment-related serious AE and resolved in under 24 hours. There was one Grade ≥3 related adverse event, Grade 3 anemia, observed in a Cohort 2 (2.5e6/kg) patient. AEs of special interest, as defined by those related to SQZ-PBMC-HPV mechanism of action, included one case of CRS and one case of infusion related reaction, or IRR, both of which were low grade events. We believe that these interim SQZ-PBMC-HPV safety and tolerability data, coupled with the potential removal of conventional lymphodepletion preconditioning, could support opportunities to transition to earlier-line patient populations for this and future APC product candidates.

●
In the highest dose cohort (5e6/kg double prime; n=5 evaluable for efficacy), an advanced head-and-neck cancer patient exhibited a radiographic response and showed symptomatic improvement following treatment with SQZ-PBMC-HPV.

The patient, who was refractory to anti-PD-1 checkpoint inhibitor treatment, showed a complete response of the target lesion at the first two on-treatment radiographic assessments, and experienced an improvement in symptoms, including dysphagia. At the second on-treatment tumor assessment, despite continuing improvement of the target lesion and patient symptoms, a new dermal lesion was found in the previously irradiated region.

Several immune and histologic biomarkers that characterize the tumor immune phenotype support the potential mechanistic action of the APC product candidate. Among those observed included an 8-fold increase in tumor infiltrating CD8+ T cells (CD8+ TILs; CD8+ tumor-infiltrating lymphocytes), a substantial reduction in HPV16 E6 and E7-expressing tumor cells, and a 50-fold increase in PD-L1-positive tumor cells, which are indicative of induced tumor inflammation and HPV antigen-specific targeting.

Patient 17 matched tumor biopsies

●
We observed increases in certain patient CD8+ TILs following treatment with SQZ-PBMC-HPV, ranging from 2-fold (0.5e6/kg) to 8-fold (5e6/kg double prime).

Target Lesion Response
SD
SD
CR
Survival (days)*
492+
467+
105+
CD8 Cells/mm2
4000
3500
3000
2500
2000
1500
1000
500
0
2x
6x
8x
Pre
Post
Pre
Post
Pre
Post
Patient
2
7
17
Dose
0.5 e6/kg
2.5 e6/kg
5.0 e6/kg (DP)

Survival follow-up: Patient 2 and 7 survival days at the time of data cut-off of October 8, 2021. Patient 17 survival days at the time of last dose.

We believe CD8+ TILs are a potentially relevant pharmacodynamic biomarker based on supportive evidence in the scientific literature, suggesting the potential for a strong correlation between increases in CD8+ TILs and clinical responses when patients are treated with immunotherapies and the prognostic role of CD8+ TILs for multiple tumor types.

●
The median manufacturing time for SQZ-PBMC-HPV was 17 hours across all patient lots (n=18) with a median viability of 91%. A median of 5 doses was available for each patient in the highest dose cohort from a single leukapheresis, which we believe is supportive of our manufacturing efficiency and reliability.

Based on these interim data, we plan to continue enrollment for our highest dose SQZ-PBMC-HPV monotherapy cohort and combination cohorts with checkpoint inhibitor therapies. We anticipate additional data for SQZ-PBMC-HPV in the second half of 2022.

SQZ® Enhanced Antigen Presenting Cell (eAPC) Platform

eAPC Platform Overview

The SQZ® eAPC platform is designed to build on the biology of APCs by incorporating additional immune activation signals, such as costimulatory proteins (Signal 2) and cytokines (Signal 3), into the antigen presenting cells in an effort to create novel, multi-functional cell therapy product candidates for driving antitumor immunity.

SQZ® eAPCs are generated through the engineering of patient B cells, T cells, Natural killer, or NK, cells, and monocytes with 5 mRNAs encoding antigen-specific and immunological functions in a single Cell Squeeze® step. We believe that our eAPC platform has the potential to provide several therapeutic benefits, including:

•
Presentation of a greater repertoire of antigenic epitopes (Signal 1) to CD8+ and CD4+ T cells, with the aim to remove existing human leukocyte antigen (HLA) restrictions and broaden immune recognition of tumor cells
•
Expression of costimulatory molecules, such as CD86, that may synergize with antigen presentation to promote T cell activation, expansion, and survival
•
Expression of proprietary, membrane-bound versions of cytokines, such as IL-2 and IL-12, that can potentially augment T cell proliferation to effector phenotypes, while reducing the toxicity risks associated with systemic administration of cytokines

We believe that our approach to engineering PBMCs as eAPCs has the potential to represent an advancement over previous antigen-specific methods by augmenting the quantity, quality, and breadth of targeted T cell responses, and by integrating multiple immunological functions into a single therapeutic.

Preclinical Development of SQZ-eAPC-HPV in Solid Tumors

Our lead eAPC product candidate, SQZ-eAPC-HPV, is engineered with mRNA cargo encoding the full-length HPV16 E6 and E7 antigenic proteins, and is in development for the treatment of HPV16+ tumors. Additionally, SQZ-eAPC-HPV is designed to express CD86 as a costimulatory molecule for T cell activation, as well as proprietary, membrane-bound versions of IL-2 and IL-12 (mbIL-2 and mb-IL-12) in an effort to further potentiate T cell activation and expansion. Our IND for a Phase 1/2 clinical trial to study SQZ-eAPC-HPV was allowed to proceed by the FDA in January 2022.

In November 2021, we presented preclinical data for SQZ-eAPC-HPV at the SITC Annual Meeting, where we demonstrated the following:

●
SQZ-eAPC-HPV generated HPV16-specific CD8+ T cell responses, as measured by a substantial increase in stimulated CD8+ T cells relative to PBMCs with E6 and E7 mRNA and to PBMCs with CD86, mbIL-2 and mbIL-12 mRNA.

HPV16 E6 T Cell Response
% IFNγ+ of CD8 T cells
% IFNγ+ of CD8+
(No Restim Subtracted)
1.6
1.2
0.8
0.4
0.0
No mRNA
PBMCs with CD86+ mbIL-2+mbIL-12 mRNA
PBMCs with E6+E7 mRNA
SQZ® eAPCs with E6+E7+CD86+
mbIL-2+mbIL-12 mRNA

HPV16 E7 T Cell Response
% IFNγ+ of CD8 T cells
% IFNγ+ of CD8+
(No Restim Subtracted)
12
9
6
3
0
No mRNA
PBMCs with CD86+ mbIL-2+mbIL-12 mRNA
PBMCs with E6+E7 mRNA
SQZ® eAPCs with E6+E7+CD86+
mbIL-2+mbIL-12 mRNA

HPV16 E6 and E7 TCR-transduced CD8+ T cells were cultured for 6 days with autologous PBMCs that were squeezed in the presence of E6 and E7 mRNA and/or CD86, mbIL-2 and mbIL-12 mRNA. CD8+ T cells were restimulated with the E6 or E7 minimal epitopes, and intracellular cytokine staining for IFNγ was conducted to measure the expansion of HPV16-specific T cells.

Clinical Development of SQZ-eAPC-HPV in Solid Tumors

We plan to enroll adult patients in the Phase 1/2 COMMANDER-001 trial for SQZ-eAPC-HPV in recurrent, locally advanced, or metastatic HPV16+ solid tumors. The trial is an open-label, multicenter, dose escalation and expansion study to evaluate the safety and tolerability, immunogenic effects, antitumor activity, and pharmacodynamics of SQZ-eAPC-HPV as monotherapy and in combination with immune checkpoint inhibitors, including pembrolizumab. By not requiring any HLA inclusion criteria in the study, we expect to increase patient eligibility by approximately two- to three-fold. We anticipate initial interim data for SQZ-eAPC-HPV in the second half of 2022.

SQZ® Activating Antigen Carrier (AAC) Platform

AAC Platform Overview

The SQZ® AAC platform is designed to induce antigen presentation in vivo by deriving antigen carriers from engineering RBCs with tumor-specific antigens and adjuvant. Through replicating the physiological process of aged RBC clearance, engineered AACs are designed to act as a “Trojan horse” to deliver the tumor-specific antigen cargo and adjuvant components to endogenous antigen presenting cells in lymphoid compartments, to subsequently prime antitumor responses.

To stimulate the adaptive immune system against specific antigens to yield CD8+ T cells with antitumor activity, we believe sufficient delivery of target antigens to APCs in an activating context is needed to enable MHC loading and T cell priming in lymphoid organs. While one arm of our directed immunity approach is based on ex vivo generation of APCs, the AAC arm focuses on leveraging the natural process of aged RBC clearance to target resident, professional APC populations in vivo to drive antigen-specific activation. In preclinical studies, we have shown that AACs were rapidly taken up by professional APCs, such as macrophages and dendritic cells, or DCs, in the spleen and liver, and that AACs loaded with target antigens and adjuvant subsequently drove antigen-specific CD8+ T cell responses. At the 2020 SITC Annual Meeting, we presented murine data on the in vivo pharmacokinetics and functional activity of SQZ® AAC therapeutic immunization, which we believe support the potential of AACs as a differentiated, directed immunity platform.

PKH26
labeled RBC
SQZ AAC
C57BL/6

%PKH26+
(Gated on Live CD45+ cells)
100
80
60
40
20
0
Spleen (AAC)
Liver (AAC)
Spleen (control)
Liver (Control)
RPM
DC
B cells

RPM = red pulp macrophages

SQZ® AAC Immunization Elicits Functional CD8+ T Cell Responses

% IFNγ+ / CD44HI, CD8+ T Cells
0.8
0.6
0.4
0.2
0.0
PBS
Adjuvant
E7 peptide
E7 peptide + adjuvant

We believe that current and future AAC product candidates could confer favorable attributes for a cellular therapy, including the potential for improved tolerability due to the physiological and targeted nature of immune activation, a more streamlined patient experience with whole blood collection without the need for leukapheresis and with administration via syringe push, and the potential for synergistic benefit with other immune-oncology and chemotherapeutic agents.

AAC Pipeline in Oncology

Our lead AAC candidate, SQZ-AAC-HPV, is an autologous, engineered RBC product candidate with HPV16 E6 and E7 synthetic long peptides for therapeutic applications in HPV16+ tumors. We are continuing to evaluate future opportunities to develop AAC candidates for defined tumor antigens, including KRAS point mutants.

We believe that AACs represent a complementary approach to our APC and eAPC platforms, and that we can strategically select and pursue disease antigens, within and outside of oncology, and clinical development pathways that could enable us to continue to build our portfolio value. We believe that AACs have the potential for broad therapeutic applications across disease types, and we are continuing to progress platform advancements that could enhance product potency, antigen breadth, and other characteristics, while leveraging our manufacturing platform to support product development timelines and costs.

Preclinical Data for SQZ-AAC-HPV in Solid Tumors

We presented the following key preclinical findings for SQZ-AAC-HPV at the SITC 2020 and 2021 Annual Meetings:

●
SQZ-AAC-HPV with E7 antigen delayed tumor progression and improved survival in mice, and the antitumor activity was correlated to increases in tumor-infiltrating CD8+ T cells.

Numbers in brackets indicate median survival

In a TC-1 murine tumor model, we observed meaningful tumor regression in the SQZ-AAC-HPV-E7 Prime + Boost group (n=10) as compared to the control group (n=10), and this effect corresponded with improved median survival of 51 days for the SQZ-AAC-HPV-E7 Prime + Boost regimen versus 36 days for the control. In addition, based on TIL analysis on Day 26 post-treatment, SQZ-AAC-HPV-E7 promoted an influx of CD8+ T cells in tumor tissue, of which over 70% were HPV antigen-specific, and generated an over 100-fold increase in the ratio of E7-specific CD8 + T cells to T regulatory cells as compared to the PBS control, which led to potent, antigen-specific antitumor responses.

●
SQZ-AAC-HPV-E7 demonstrated a synergistic therapeutic effect in combination with cisplatin, and induced tumor clearance in all mice treated with the combination regimen.

In TC-1 tumor bearing mice treated with a low dose of cisplatin (5 mg/kg) before SQZ-AAC-HPV-E7 treatment, we observed dramatic tumor clearance in all mice (n=10).

We believe that these preclinical data for SQZ-AAC-HPV support the further study and development of SQZ® AACs as a potential immunotherapy platform for cancer treatment.

Clinical Development of SQZ-AAC-HPV in Solid Tumors

SQZ-AAC-HPV is being evaluated in a Phase 1 clinical trial, ENVOY-001, for the treatment of HPV16+ recurrent, locally advanced, or metastatic solid tumors. The trial is an open-label, multicenter study to determine the safety and tolerability, immunogenic effects, antitumor activity, and pharmacodynamics of SQZ-AAC-HPV as monotherapy and in combination with immune checkpoint inhibitors, including ipilimumab and nivolumab.

The primary objectives of the trial are to measure and evaluate: 1) safety and tolerability, as assessed by the number of patients with treatment-related adverse events, and 2) the RP2D for SQZ-AAC-HPV monotherapy and SQZ-AAC-HPV in combination with ipilimumab, nivolumab, and nivolumab plus ipilimumab. The secondary objectives of the trial are to measure and evaluate: 1) the antitumor activity of SQZ-AAC-HPV in patients with recurrent, locally advanced, or metastatic solid tumors, and 2) manufacturing feasibility in the monotherapy dose escalation phase of the trial, as measured by the number of potential doses from individual patient blood collection.

We received FDA allowance to proceed with clinical trials of SQZ-AAC-HPV in January 2021 and are targeting initial interim data in the second half of 2022. We intend to evaluate, and potentially implement, a global clinical development strategy for SQZ-AAC-HPV to enable clinical activities both inside and outside of the U.S.

Autoimmune Diseases

SQZ® Tolerizing Antigen Carrier (TAC) Platform

TAC Platform Overview

Our SQZ® TAC platform is designed to induce antigen-specific immune tolerance in vivo by utilizing a similar approach to the AAC platform, whereby TACs are derived from engineering RBCs to modulate and suppress unwanted immune responses in a targeted manner.

As with our AAC platform, we utilize proprietary methods and processes for generating TACs, which induce changes associated with RBC senescence, to enable targeting to resident populations of professional APCs, such as macrophages, in lymphoid organs. SQZ® TACs are designed to take advantage of the naturally tolerogenic process of aged RBC clearance and are subsequently aimed to drive antigen-specific immune tolerance through multiple cellular mechanisms considered relevant to the pathology of complex autoimmune diseases. In preclinical studies with transgenic OT-I and OT-II murine models, we evaluated multi-modal mechanisms of tolerance induced by TAC treatment, including upregulation of markers of anergy associated with functional inactivation of CD8+ and CD4+ T cells, targeted deletion of antigen-specific T cells, and expansion of antigen-specific regulatory T cells, or Tregs. In January 2021, we presented key data and results from our TAC platform studies at the Antigen-Specific Immune Tolerance, or ASIT, Digital Summit:

We believe that the potential of TACs to regulate both autoreactive CD4+ T cells and CD8+ T cells through multiple pathways may enable the development of differentiated therapeutic candidates for the treatment of diverse autoimmune diseases.

TAC Pipeline for Autoimmune Diseases

In September 2021, we announced the selection of Celiac disease as our lead autoimmune indication for clinical translation. We believe the strong evidence of a causal disease antigen and T-cell driven pathology, and the substantial unmet need for a tolerizing treatment option provide a compelling opportunity for us to pursue Celiac disease. In addition, we believe that our advancement of a TAC product candidate is strengthened by our preclinical work demonstrating multi-mechanism, antigen-specific immune tolerance induction, our point-of-care manufacturing advantages, and our existing RBC product development capabilities.

We believe that our TAC approach has the potential to address some of the current limitations with standard of care treatments for patients with autoimmune diseases, which primarily entail broad immunosuppressive agents. Through non-specific dampening of immune responses, current immunosuppressive therapies can result in increased risk of opportunistic infection and cancerous malignancies, in addition to organ-specific complications associated with long-term usage.

Celiac Disease Prevalence and Unmet Need

Celiac disease is a chronic autoimmune disorder that occurs in genetically predisposed people. The disease is triggered by eating foods containing gluten, which is found in wheat, barley, and rye. Disease symptoms can include abdominal pain, diarrhea, nausea, vomiting, and other common signs. When gluten is ingested, the body mounts an immune response that attacks and damages the villi that line the small intestine, which can impact nutrient absorption. Many people who have Celiac disease have not been diagnosed; however, population-based studies indicate that the disease affects about 2 million people in the United States and approximately 1% of the population worldwide, with regional differences. There is currently no approved drug treatment and patients must therefore maintain a gluten-free diet, which involves strict, lifelong avoidance of exposure to gluten proteins. Long-term complications of Celiac disease may include malnutrition, accelerated osteoporosis, nervous system problems and issues related to reproduction. Rare complications can include cancer of the small intestine, cirrhosis, and non-Hodgkin lymphoma.

Preclinical Development of SQZ® TACs

In June 2021, we presented the following preclinical data for SQZ® TACs in Type 1 diabetes, or T1D, at the 2021 FOCIS Annual Meeting:

●
TAC treatment prevented T1D onset for all animals and demonstrated durable, disease-altering activity through multiple mechanisms, including deletion of pathogenic CD8+ T cells in the pancreas and reduction of proinflammatory cytokine secretion.

In the CD8+ transgenic NY8.3 induced diabetes murine model, TACs were loaded with the NY8.3 cognate epitope (TAC-NRPA7) for therapeutic treatment (n=10). TAC-NRPA7 treatment was able to durably protect mice from the development of T1D, as measured by blood glucose levels with a hyperglycemic threshold of over 250mg/dL. In addition, multiple immune markers corresponded with disease prevention outcomes, including the reduction of pathogenic CD8+ T cells in the pancreas by 60-fold and decreased secretion of proinflammatory cytokine interferon gamma by 375-fold.

●
TAC treatment drove bystander suppression, whereby TACs encapsulating a CD4+ antigen alone were able to modulate pathogenic CD8+ T cell subsets with a different autoantigen specificity to enable potential therapeutic benefit.

In a murine co-adoptive transfer model of T1D with BDC2.5 CD4+ and NY8.3 CD8+ T cells, treatment with TACs loaded with the BDC2.5 cognate epitope (TAC-p31) increased the frequency of BDC2.5 Tregs by 3.5-fold, which were subsequently able to exert bystander suppression of NY8.3 CD8+ T cells. Through bystander tolerogenic activity, TAC-p31 treatment led to a 10-fold reduction in the number of NY8.3 CD8+ T cells and a 9-fold reduction in interferon gamma secretion.

Infectious Diseases

Our Pipeline for Infectious Diseases

We believe that our cell therapy platforms aimed at antigen-specific immune activation have therapeutic potential across multiple infectious disease indications. Virus-specific CD8+ T cell activity has been shown to be associated with disease control and improved outcomes in certain diseases, such as chronic HBV, which could be a promising avenue for our directed immunity approach.

In preclinical studies, including those presented at the AACR 2021 Annual Meeting, we have demonstrated the potential of our APC platform to elicit CD8+ T cell responses against HBV (HBsAg), IAV (M1), and CMV (pp65) antigens. We expect that we will continue preclinical activities in chronic HBV with the eAPC platform in 2022, and that we will continue to build upon and apply key platform technologies and concepts, such as mRNA engineering of cells with immune activation signals, to advance our pipeline of infectious disease product candidates.

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

In the United States, the term of a patent covering an FDA-approved drug may, in certain cases, be eligible for a patent term extension under the Hatch-Waxman Act as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to 5 years but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only 1 patent among those eligible for an extension and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. It is possible that issued U.S. patents covering the use of products from our intellectual property may be entitled to patent term extensions. If our use of product candidates or the product candidate itself receives FDA approval, we intend to apply for patent term extensions, if available, to extend the term of patents that cover the approved use or product candidate. We also intend to seek patent term extensions in any jurisdictions where available, however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. The duration of patents outside of the United States varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

Our patent portfolio includes more than 35 patent families that we own or have licensed, that have been prosecuted and maintained to potentially secure exclusivity for various SQZ® candidates and platforms through to 2028-2043, without taking into account any patent term adjustments or extensions we may obtain. As of February 2, 2022, our portfolio is comprised of over 136 U.S. and foreign patents (including over 82 patents in various European countries) and over 305 U.S., Patent Cooperation Treaty (international), and foreign patent applications. These applications are designed to provide protection for various SQZ® product candidates and platforms including the Cell Squeeze® technology and current clinical candidates. In addition, these patents and applications contain a suite of claims directed to the SQZ® systems, devices, composition of matter and methods of use, including methods of inducing an immune response, tolerance, treating cancer, treating various autoimmune diseases, and various other diseases.

We diligently evaluate our intellectual property strategy as we develop new platform technologies and product candidates. We are positioned to file additional patent applications based on our patenting strategy, or where we seek to adapt to competition or seize business opportunities.

The Cell Squeeze® Platform

As of February 2, 2022, our Cell Squeeze® platform, which includes the Cell Squeeze® technology, methods and use, apparatus and components, and system, is comprised of 66 U.S. and foreign patents and 61 U.S., Patent Cooperation Treaty (international), and foreign patent applications. The patents and applications in this category are relevant or may be relevant to a variety of SQZ® technologies, platforms, and product candidates.

The Immune Activation Platform

As of February 2, 2022, our immune cell platform, which includes the current SQZ-PBMC-HPV and SQZ-eAPC-HPV clinical candidates as well as confidential candidates and technology, specialized Cell Squeeze® methods and use, as well as clinical formulations and protocols, is comprised of 4 US and foreign patents and 147 U.S., Patent Cooperation Treaty (international), and foreign patent applications.

As of February 2, 2022, our anucleate cell platform, which includes the current SQZ-AAC-HPV clinical candidate as well as confidential candidates and technology, specialized Cell Squeeze® methods and use, as well as clinical formulations and protocols, is comprised of 32 U.S. and foreign patents and 33 U.S., Patent Cooperation Treaty (international), and foreign patent applications.

The Immune Tolerance Platform

As of February 2, 2022, our autoimmune platform, which includes the current TAC technology as well as confidential candidates and technology, specialized Cell Squeeze® methods and use, is comprised of 26 U.S. and foreign patents and 31 U.S., Patent Cooperation Treaty (international), and foreign patent applications.

Exploratory Work

As of February 2, 2022, our earlier research and exploratory work, which includes confidential early-stage project candidates and specialized Cell Squeeze® methods and use, is comprised of 8 U.S. and foreign patents and 33 U.S., Patent Cooperation Treaty (international), and foreign patent applications.

Trademarks

We currently own 35 allowed or registered trademarks in various jurisdictions worldwide, including four registered trademarks in the United States. We have 12 pending trademark applications worldwide, including 10 in the United States. Our trademark portfolio includes the following pending, allowed, or registered marks registered in the United States and certain other countries: Cell Squeeze, SQZ, SQZ Biotech, Empower Cells to Change Lives, SQZ Therapeutics, SQZ Activating Antigen Carriers, SQZ Antigen Carriers, SQZ Tolerizing Antigen Carriers, SQZ TX, SQZ-AC, SQZ-AAC, and SQZ-TAC.

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

Competition

As a clinical-stage biotechnology company, we face competition from a wide array of companies in the pharmaceutical and biotechnology industries. This competition includes both small companies and large companies with greater financial and technical resources and longer operating histories than our own. We also compete with the intellectual property, technology and product development efforts of academic, governmental and private research institutions.

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

•
completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s good laboratory practice, or GLP, requirements;
•
submission to the FDA of an IND which must become effective before clinical trials may begin;
•
approval by an institutional review board, or IRB, or ethics committee at each clinical site before the trial is commenced;
•
performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
•
preparation of and submission to the FDA of a biologics license application, or BLA, after completion of all pivotal clinical trials;
•
satisfactory completion of an FDA Advisory Committee review, if applicable;
•
a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•
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
•
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

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

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

•
Phase 1—The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
•
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
•
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

Once a BLA has been submitted, within 60 days, the FDA first reviews the BLA to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. Once a BLA has been accepted for filing, the FDA’s goal is to review standard applications within ten months after the filing date, or, if the application qualifies for priority review, six months after the filing date. Priority review designation will direct overall attention and resources to the evaluation of applications for products that, if approved, would be significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious diseases or conditions. In both standard and priority reviews, the review process may be significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may also convene an advisory committee to provide clinical insight on application review questions. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions regarding approval.

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

Expedited Development and Review Programs

A sponsor may seek approval of its product candidate under programs designed to accelerate FDA’s review and approval of new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. For a fast track product candidate, the FDA may consider sections of the BLA for review on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable and the sponsor pays any required user fees upon submission of the first section of the application. A fast track-designated product candidate may also qualify for priority review, under which the FDA sets the target date for FDA action on the BLA at six months after the FDA accepts the application for filing. Priority review is granted when there is evidence that the proposed product would offer a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of a serious disease or condition. If criteria are not met for priority review, the application is subject to the standard FDA review period of 10 months after FDA accepts the application for filing.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product candidate can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product, including involvement of senior managers.

In addition, under the accelerated approval program, the FDA may approve a BLA for a product candidate intended to treat serious or life-threatening diseases or conditions upon a determination that the product candidate has an effect on either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Post-marketing studies or completion of ongoing studies after marketing approval are generally required to verify the biologic’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. FDA may withdraw approval of a drug or indication approved under accelerated approval on an expedited basis if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product or if the sponsor fails to conduct such trials in a timely manner

Fast track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application user fee.

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

•
restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•
fines, warning letters, or untitled letters;
•
clinical holds on clinical studies;
•
refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•
product seizure or detention, or refusal to permit the import or export of products;
•
consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;

•
mandated modification of promotional materials and labeling and the issuance of corrective information;
•
the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•
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

The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA.

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

Other Healthcare Laws

Pharmaceutical manufacturers are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws may include, without limitation, the U.S. federal anti-kickback , fraud and abuse, false claims, consumer fraud, pricing reporting,, and transparency laws and regulations as well as similar state and foreign laws in the jurisdictions outside the U.S. Violation of any such laws or any other governmental regulations that apply may result in penalties, including, without limitation, significant administrative, civil and criminal penalties, damages, fines, disgorgement, reputational harm, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, the curtailment or restructuring of operations and exclusion from participation in governmental healthcare programs and imprisonment.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the United States Supreme Court dismissed the judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the United States Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers, which will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 and a 1% reduction from April 1, 2022 through June 30, 2022, absent additional Congressional action.

There has also been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In addition, individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices Further regulatory changes include passage of the Right to Try Act on May 30, 2018. The law, among other things, provides a federal framework for certain patients to access certain investigational new medical products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

Data Privacy and Security Laws

Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Employees and Human Capital Resources

As of December 31, 2021, we had 116 total employees, of which 113 were full-time employees, including 33 employees with M.D. or Ph.D. degrees. Of our full-time employees, 81 employees are engaged in clinical, research and development, product development and quality assurance activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good. We believe our success depends on our ability to attract, retain, develop and motivate highly skilled personnel. In particular, we depend upon the personal efforts and abilities of the principal members of our senior management to partner effectively as a team, and who provide strategic direction, develop our business, manage our operations and maintain a cohesive and stable work environment. We also rely on highly qualified and skilled employees with technical expertise in operations, scientific knowledge, and quality management experience in order to operate our business successfully. Led by our experienced management team, we believe our strong culture and the disciplined execution of our employees will form the foundation of our success.

Available Information

We were incorporated in March 2013 under the laws of the State of Delaware. We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information. Our SEC filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. We make available on our website at www.sqzbiotech.com, free of charge, copies of these reports and any amendments as soon as reasonably practicable after filing or furnishing them with the SEC.

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

We have incurred significant net losses since our inception, including net losses of $68.7 million and $50.5 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $195.5 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our preclinical development activities and clinical trials of our product candidates.

We expect to continue to incur significant additional operating losses for the foreseeable future as we seek to advance product candidates through preclinical and clinical development, expand our research and development activities, develop new product candidates, complete preclinical studies and clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our products. In order to obtain U.S. Food and Drug Administration, or FDA, approval to market any product candidate in the United States, we must submit to the FDA a biologics license application, or BLA, demonstrating that the product candidate is safe, pure and potent with respect to its intended use. This demonstration requires significant research and animal tests, which are referred to as nonclinical or preclinical studies, as well as human tests, which are referred to as clinical trials. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial and difficult to accurately predict. Because of the numerous risks and uncertainties associated with the development of cell therapies, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability. Our expenses will also increase substantially if and as we:

•
progress our ongoing clinical trials or initiate additional clinical trials of our most advanced product candidates, SQZ-PBMC-HPV, SQZ-AAC-HPV and SQZ-eAPC-HPV;
•
advance the development of other product candidates, including the preclinical development of other product candidates under our Antigen Presenting Cell, or SQZ® APC, platform, our Activating Antigen Carriers, or SQZ® AAC, platform, our enhanced APCs, or SQZ®eAPC, platform, and our Tolerizing Antigen Carriers, or SQZ® TAC, platform;

•
continue to discover and develop additional product candidates using our Cell Squeeze® technology;
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

We will require substantial funds to further develop, seek regulatory approvals for, and if approved, commercialize our product candidates, including SQZ-PBMC-HPV, which is currently in Phase 1 clinical development, SQZ-AAC-HPV, which is currently in Phase 1 clinical development, and SQZ-eAPC-HPV for which an investigational new drug application, or IND, was allowed to proceed by the FDA in January 2022, and all of our other product candidates, which are in preclinical development.

Based on our current operating plan, we believe that our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2023. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of SQZ-PBMC-HPV, SQZ-AAC-HPV, SQZ-eAPC-HPV and our other product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, approval and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including but not limited to:

•
the scope, timing and results of our preclinical studies and clinical trials;
•
the timing of, and the costs involved in, obtaining regulatory approvals for SQZ-PBMC-HPV, SQZ-AAC-HPV, SQZ-eAPC-HPV and our other product candidates;
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
•
the initiation, progress, timing and results of our commercialization of SQZ-PBMC-HPV, SQZ-AAC-HPV, SQZ-eAPC-HPV and our other product candidates, if approved for commercial sale; and
•
the severity, duration and impact of the COVID-19 pandemic, which may adversely impact our business.

Depending on our business performance, the economic climate and market conditions, including market volatility resulting from the COVID-19 pandemic or other factors, we may be unable to raise additional funds through any sources. If we are unable to obtain adequate funding on a timely basis, we may be required to curtail or discontinue one or more of our development programs for SQZ-PBMC-HPV, SQZ-AAC-HPV, SQZ-eAPC-HPV or our other product candidates, or to reduce our operations. If we raise additional funds by issuing equity securities, our then-existing stockholders will experience dilution and the terms of any new equity securities may have preference over those of our existing common stock.

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

The COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce. For example, we have intermittently staggered activity at our principal executive offices and laboratory space located in Watertown, Massachusetts in response to government shelter-in-place orders and other restrictive measures. Many of these restrictions have since been eased or lifted in a phased-in approach over time. However, these government policies and directives are subject to change, including that additional, more restrictive orders, proclamations and/or directives may be issued in the future, as the effects and spread of the COVID-19 pandemic continue to evolve.

In response to these public health directives and to help reduce the risk to our employees, we took precautionary measures, including implementing work-from-home policies for our administrative employees and staggered work times for our lab employees. We plan to continue some or all of these measures and are assessing when and how to resume normal operations. The effects of the executive order and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines and future clinical trials, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, results of operations and financial condition, including our ability to obtain financing.

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

In addition, our clinical trials may be affected by the COVID-19 pandemic, including:

•
delays in receiving authorizations from regulatory authorities to initiate or modify our planned clinical trials;
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
•
interruptions in preclinical studies and clinical trial activities due to restricted or limited operations at our or our third-party service providers’ laboratory facilities, including the collection and analysis of data, or unavailability of raw materials or parts used in our manufacturing process;
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
•
changes in local regulations as part of a response to the COVID-19 coronavirus outbreak, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether;
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

Risks Related to Discovery, Development, Preclinical and Clinical Testing, Manufacturing and Regulatory Approval

Our business is highly dependent on the success of our product candidates, each of which will require significant additional preclinical and clinical testing before we can seek regulatory approval and potentially launch commercial sales. If our product candidates do not receive regulatory approval or are not successfully commercialized, or are significantly delayed in doing so, our business will be harmed.

A substantial portion of our business and future success depends on our ability to develop, obtain regulatory approval for and successfully commercialize our product candidates, including our most advanced product candidates, SQZ-PBMC-HPV, which is currently being evaluated in a Phase 1 clinical trial, as well as SQZ-AAC-HPV, which is currently being evaluated in a Phase 1 clinical trial, and SQZ-eAPC-HPV for which an IND was allowed to proceed by the FDA in January 2022. We currently have no products that are approved for commercial sale and have not completed the development of any product candidates, and we may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to SQZ-PBMC-HPV, SQZ-AAC-HPV, SQZ-eAPC-HPV and our other product candidates which will require additional preclinical and clinical development, management of clinical, medical affairs and manufacturing activities, obtaining regulatory approvals in multiple jurisdictions, securing of manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales from a product candidate, if approved. We cannot be certain that SQZ-PBMC-HPV, SQZ-AAC-HPV, SQZ-eAPC-HPV or our other product candidates will be successful in ongoing or future clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Even if we receive approval to market SQZ-PBMC-HPV, SQZ-AAC-HPV, SQZ-eAPC-HPV and/or our other product candidates from the FDA or other regulatory bodies, we cannot be certain that such product candidates will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. Nor can we be certain that, if and when approved, the safety and efficacy profile of SQZ-PBMC-HPV, SQZ-AAC-HPV, SQZ-eAPC-HPV or our other product candidates will be consistent with the results observed in clinical trials.

If the required regulatory approvals for SQZ-PBMC-HPV, SQZ-AAC-HPV, SQZ-eAPC-HPV are not obtained or are significantly delayed, or any approved products are not commercially successful, our business, financial condition and results of operations may be materially harmed.

SQZ-PBMC-HPV, SQZ-AAC-HPV and SQZ-eAPC-HPV are being developed under our SQZ APC, SQZ AAC and SQZ eAPC platforms, respectively, and the failure of any of these products to receive regulatory approval could adversely affect other product candidates being developed under those respective technology platforms. Moreover, if we experience similar regulatory or developmental issues with our other pipeline product candidates, our development plans and business could be significantly harmed. Further, our competitors may be developing products with similar mechanisms of action or treating similar indications and may experience problems with their products that could identify problems that would potentially harm our business.

Preclinical and clinical development are lengthy and uncertain, and our preclinical programs or development candidates may be delayed or terminated, or may never advance to the clinic, any of which may affect our ability to obtain funding and may have a material adverse impact on our platforms or our business.

Much of our pipeline is in preclinical development, and these programs could be delayed or not advance into the clinic. Before we can initiate clinical trials for a product candidate, we must complete extensive preclinical studies, including in some cases good laboratory practice toxicology testing, that support our planned INDs in the United States, or similar applications in other jurisdictions. We must also complete extensive work on Chemistry, Manufacturing, and Controls, or CMC, activities, including product yield, product purity and product stability data, to be included in the IND submission. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept the results of our preclinical testing or our proposed clinical programs or if the outcome of our preclinical testing, studies, and CMC activities will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

We may conduct certain of our clinical trials for our product candidates, other pipeline product candidates, or any of our future product candidates outside the United States, such as in Europe and Asia, including China and Taiwan. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA may not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the trials were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

For clinical trials that are conducted only at sites outside of the United States and not subject to an IND, the FDA requires the clinical trial to have been conducted in accordance with the good clinical practice requirements, or GCPs, and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. There can be no assurance the FDA will accept data from clinical trials conducted outside of the United States. If the FDA does not accept data from our clinical trials of our product candidates, it would likely result in the need for additional clinical trials, which would be costly and time consuming and delay or permanently halt our development of our product candidates.

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
•
the risk that the patient populations in such trials are not considered representative as compared to the patient population in the target markets where approval is being sought; and
•
diminished protection of intellectual property in some countries.

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

Our Cell Squeeze technology is novel. As such, it is difficult to accurately predict the developmental challenges we may incur for our product candidates as they proceed through product discovery or identification, preclinical studies and clinical trials. In addition, because we are currently conducting a Phase 1 clinical trial of our initial product candidate, SQZ-PBMC-HPV, enrolling patients for a Phase 1 clinical trial for SQZ-AAC-HPV, and we have not commenced clinical trials of any of our other pipeline product candidates, we are continuing to assess the safety of our technology in humans and we have not yet been able to assess the efficacy of our technology in humans and there may be short-term or long-term effects from treatment with any product candidates that we develop that we cannot predict at this time. Also, animal models may not exist for some of the diseases we choose to pursue in our programs. Moreover, even if we obtain data from our clinical trials, because the Cell Squeeze technology applied in our programs is novel and has not been externally verified, our data may be difficult to replicate and/or subject to misinterpretation by us or others. As a result of these factors, it is difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our Cell Squeeze technology, or any similar or competitive cellular technologies, will result in the identification, development and regulatory approval of any products. There can be no assurance that any development challenges we experience in the future related to our Cell Squeeze technology or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

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

We are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities impose similar requirements. The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. We have not submitted for or obtained regulatory approval for any product candidate. We must complete additional preclinical or nonclinical studies and clinical trials to demonstrate the safety, purity and potency (or efficacy) of our product candidates in humans to the satisfaction of the regulatory authorities before we will be able to obtain these approvals, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

•
the FDA or comparable foreign regulatory authorities may disagree with the design, implementation or interpretation of results of our clinical trials;
•
the FDA or comparable foreign regulatory authorities may determine that our product candidates are not safe, pure and potent (or effective), only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use of our products;
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

This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates, which would seriously harm our business. In addition, even if we or our collaborators were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may impose significant limitations in the form of narrow indications, warnings, or a Risk Evaluation and Mitigation Strategy, or REMS. Regulatory authorities may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. In addition, regulatory authorities in the EU may not approve the price we or our collaborators intend to charge for products we may develop. Any of the foregoing scenarios could seriously harm our business.

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

Clinical development is lengthy and uncertain. We may encounter substantial delays and costs in our clinical trials or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all.

Clinical testing is expensive, time-consuming and subject to uncertainty. To date, we have not completed any clinical trials for any of our product candidates. We cannot guarantee that any clinical trials will be initiated or conducted as planned or completed on schedule, if at all. We also cannot be sure that submission of an IND or a clinical trial application, or CTA, will result in the FDA, Health Canada, or other regulatory authority, as applicable, allowing clinical trials to begin in a timely manner, if at all. For example, the FDA initially placed our IND for SQZ-PBMC-APC on clinical hold, pending receipt of additional data related to sterility testing, which was ultimately removed. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. Any inability to successfully initiate or complete clinical trials, or any delay in an ongoing trial, could result in additional costs to us or impair our ability to generate revenue from product sales. For example, certain of the biopsy specimens taken as part of our ongoing clinical trial for SQZ-PBMC-HPV were of insufficient quantity and quality to be properly evaluated due to the impact of COVID-19 on transportation, logistics and staffing at our sites and vendors. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may seriously harm our business.

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

In addition, with respect to clinical trials for certain of our product candidates, such as for SQZ-PBMC-HPV, SQZ-AAC-HPV or SQZ-eAPC-HPV, there is substantial overlap between the populations of patients who are or would be eligible to be enrolled. If we conduct clinical trials for two or more of our product candidates simultaneously, either by choice or necessity, any patient enrollment in one of the clinical trials may be obtained at the expense of or to the detriment of patient enrollment in the other.

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

Additionally, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter difficulties or delays in initiating or enrolling patients in our planned and ongoing clinical trials. For example, we have experienced delays in opening clinical trial sites and sites that are open may also have challenges enrolling patients due to the COVID-19 pandemic. There has also been an industry-wide slowdown in enrollment in clinical trials due to the COVID-19 pandemic and we cannot predict when enrollment will return to pre-pandemic rates.

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

From time to time, we may publish interim, “topline” or preliminary data from preclinical studies or clinical trials. Such data and related findings and conclusions are subject to change following more comprehensive reviews of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary or “topline” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. Interim data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues, following more comprehensive reviews of the data, and as more patient data become available. As a result, interim, “topline” and preliminary data should be viewed with caution until the final data are available. Additionally, interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary, “topline” or interim data and final data could seriously harm our business.

Further, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant by you or others with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the “topline,” preliminary or interim data that we report differ from final results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, product candidates may be harmed, which could seriously harm our business.

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

In addition, we may choose to focus our efforts and resources on a potential product candidate that ultimately proves to be unsuccessful, or to license or purchase a marketed product that does not meet our financial expectations. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases that may later prove to have greater commercial potential, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to retain sole development and commercialization rights. There may also be substantial overlap in the addressable market of patients which our product candidates, if approved, would be designed to treat. As a result, in order to reduce an overlap, we may seek to commercialize only certain of our product candidates and may forego commercializing other of our product candidates. If we are unable to identify and successfully commercialize additional suitable product candidates, this would adversely impact our business strategy and our financial position.

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

Even if we obtain orphan drug designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same diseases or conditions. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same disease or condition if the FDA concludes that the later drug is clinically superior in that it is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug or biologic nor gives the drug or biologic any advantage in the regulatory review or approval process.

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

SQZ-PBMC-HPV is being evaluated in a Phase 1 clinical trial, patients are being enrolled to evaluate SQZ-AAC-HPV in a Phase 1 clinical trial, and an IND was allowed to proceed by the FDA in January 2022 to evaluate SQZ-eAPC-HPV in clinical trials, and each of these candidates is designed to treat HPV16+ tumors as a monotherapy and in combination with other immune-oncology agents. In the future, we may develop product candidates to be used with one or more currently approved cancer therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.

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

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures or reallocate resources in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Our insurance policies are expensive and protect us only from some business risks, which leaves us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, employment practices liability, property, auto, workers’ compensation, umbrella, clinical trial, cyber and directors’ and officers’ insurance.

Any additional product liability insurance coverage we acquire in the future may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for SQZ-PBMC-HPV, SQZ-AAC-HPV, SQZ-eAPC-HPV and/or any of our other product candidates, we intend to acquire insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the development and commercialization of any product candidates we develop. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

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

Our business and operations may suffer in the event of information technology system failures, cyber-attacks or deficiencies in our cyber-security.

In the ordinary course of our business, we directly or indirectly collect and store sensitive data, including intellectual property, confidential information, preclinical and clinical trial data, proprietary business information and personal information, including health-related information, of our clinical trial subjects and employees, in our data centers and on our networks, or on those of third parties. The secure processing, maintenance and transmission of this information is critical to our operations. However, our information technology systems, as well as those of our CROs and other contractors and consultants, are vulnerable to attack and damage from computer viruses and malware (e.g. ransomware), malicious code, natural disasters (including hurricanes), terrorism, war and telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. Although, to our knowledge, we have not experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, our networks and the information stored there could be accessed, publicly disclosed, lost or stolen and it could result in a material disruption of our product candidate development programs. For example, the loss of preclinical studies or clinical trial data from completed, ongoing or planned studies or trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of SQZ-PBMC-HPV, SQZ-AAC-HPV, SQZ-eAPC-HPV or any other product candidate could be delayed. Any such access, disclosure or other loss of information could also result in legal claims or proceedings, liability under laws that protect the privacy of personal information and significant regulatory penalties. Any such event could disrupt our operations, damage our reputation and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our business, financial condition, results of operations.

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

In the United States, the EU, Asia and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could prevent or delay marketing approval of our products in development, restrict or regulate post-approval activities involving any product candidates for which we obtain marketing approval, impact pricing and reimbursement and impact our ability to sell any such products profitably. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. In addition, new regulations and interpretations of existing healthcare statutes and regulations are frequently adopted.

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

Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the ACA. On June 17, 2021, the United States Supreme Court dismissed the judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the United States Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures under the Biden administration, if any, will impact our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011 resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 and a 1% reduction from April 1, 2022 through June 30, 2022, unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, the orphan drug tax credit was reduced as part of a broader tax reform. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other healthcare funding, which could negatively affect our customers and accordingly, our financial operations.

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

In Asia, comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new drugs, could also affect our ability to receive marketing approval or commercialize our product candidates. For example, in order to conduct a clinical trial in China, sponsors must not only obtain the approval of the National Medical Product Administration of China, but also a separate approval from or filing with the Ministry of Science and Technology under the HGR Regulation for clinical trials involving HGR Materials or Information. Any failure to comply with these requirements could cause a clinical trial to be suspended by governing authorities and may result in fines. In recent years, the regulatory framework in Asia regarding the pharmaceutical industry has undergone significant changes, and we expect that it will continue to undergo significant changes, which may prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved.

In markets outside of the United States, the EU, and Asia, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States, the EU, Asia or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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
•
the U.S. federal civil and criminal false claims laws, including the civil False Claims Act, or FCA, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false, fictitious or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;
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
•
the U.S. Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives), and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
•
federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics to government programs, where reported prices may be used in the calculation of reimbursement and/or discounts on approved products;
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•
analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws that require the registration of pharmaceutical sales representatives; and
•
similar healthcare laws and regulations in Asia, the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.

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

We are subject to applicable data privacy, protection and security laws, regulations, standards and other requirements, and our actual or perceived failure to comply with such obligations could harm our business, results of operations and financial condition.

We are subject to diverse laws and regulations relating to data privacy and security, including in the United States, in the EU and the European Economic Area, or EEA, and in Asia. New privacy rules are being enacted in the United States and globally, and existing ones are being updated and strengthened. In the United States, HIPAA as amended by the Health Information Technology for

Economic and Clinical Health Act of 2009, and regulations promulgated thereunder, or collectively, HIPAA, imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA. While we do not believe we are currently classified as a covered entity or business associate under HIPAA and thus are not directly regulated under HIPAA, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. In addition, we may maintain sensitive personally identifiable information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our patient assistance programs. As such, we may be subject to state laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Moreover, patients about whom we or our collaborators obtain health-related information, as well as the providers who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act, or CCPA, took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act, or CPRA, recently passed in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Our activities outside the United States impose additional compliance requirements and generate additional risks of enforcement for noncompliance. Our clinical trial programs outside the United States may implicate international data protection laws, including the General Data Protection Regulation, or GDPR, and legislation of the EU member states implementing it. Certain health privacy laws, data breach notification laws, consumer protection laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our collection, use and dissemination of individuals’ health information. In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. If we do not comply with our obligations under the GDPR, we could be exposed to fines of up to the greater of €20 million or up to 4% of our total global annual revenue in the event of a significant breach or non-compliance. In addition, we may be the subject of litigation and/or adverse publicity, which could adversely affect our business, results of operations and financial condition. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the EU, or CJEU, limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses, or SCCs. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the United Kingdom, or the UK; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021 and laid its proposal before Parliament, with the UK SCCs expected to come into force in March 2022, with a two-year grace period. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, from January 1, 2021, we have had to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision.

Furthermore, in Asia, some countries are implementing or considering GDPR-like data protection laws. For example, in China, on June 10, 2021, the Standing Committee of the PRC National People’s Congress published the Data Security Law of the People’s Republic of China, or the Data Security Law, which took effect on September 1, 2021. The Data Security Law requires data processing (which includes the collection, storage, use, processing, transmission, provision and publication of data), to be conducted in a legitimate and proper manner. The Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data processing activities and also introduces a data classification and hierarchical protection system based on the importance of data in economic and social development and the degree of harm it may cause to national security, public interests, or legitimate rights and interests of individuals or organizations if such data are tampered with, destroyed, leaked, illegally acquired or illegally used. The appropriate level of protection measures is required to be taken for each respective category of data.

Also in China, on August 20, 2021, the Standing Committee of the National People’s Congress of the PRC promulgated the Personal Information Protection Law, which took effect on November 1, 2021. The Personal Information Protection Law raises the protection requirements for processing personal information, and many specific requirements of the Personal Information Protection Law remain to be clarified. We may be required to make further significant adjustments to our business practices to comply with the personal information protection laws and regulations in China, including the Personal Information Protection Law, or in other jurisdictions in Asia.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Further, if we or third-party CMOs, CROs or other contractors or consultants fail to comply with applicable federal, state or local regulatory requirements, we could be subject to a range of regulatory actions that could affect our or our contractors’ ability to develop and commercialize our product candidates and could harm or prevent sales of any affected products that we are able to commercialize, or could substantially increase the costs and expenses of developing, commercializing and marketing our products. Any failure or perceived failure by us or our employees, representatives, CMOs, CROs, contractors, consultants, collaborators, or other third parties to comply with data privacy and security requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.

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

Changes in tax laws may impact our future financial position and results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. For example, the United States government may enact significant changes to the taxation of business entities including, among others, a permanent increase in the corporate income tax rate and the imposition of minimum taxes or surtaxes on certain types of income. In particular, in connection with the 2022 U.S. federal budget reconciliation, U.S. Congressional committees have proposed changes to tax law that could result in additional federal income taxes being imposed on us. Furthermore, for tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act of 2017 eliminates the once available option to deduct research and development expenditures currently and requires taxpayers to amortize them over five years. The U.S. Congress is considering legislation that would defer the amortization requirement to future periods. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on us or our business. To the extent that such changes have a negative impact on us or our business, these changes may materially and adversely impact our financial condition, results of operations and cash flows.

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

Significant competition additionally exists in the treatment of cancer and other serious diseases for which we are developing our cell therapies. We will need to compete with all currently available or future therapies within the indications where our development is focused. SQZ-PBMC-HPV, SQZ-AAC-HPV and SQZ-eAPC-HPV, if approved and commercialized, will face significant competition with other product candidates for the treatment of HPV+ cancers. While there are currently no FDA-approved therapies that target HPV for HPV+ cancers, there are multiple competing clinical-stage product candidates in development targeting HPV+ cancers. These product candidates include genetically modified T cell therapies in clinical development, peptide vaccines in clinical development, and nucleic acid vaccines in clinical development. Therapies that are not specific to HPV are also being explored and applied to HPV+ tumors, including tumor infiltrating lymphocytes and immune checkpoint inhibitors that are approved for treatment in multiple solid tumors.

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

If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing our product candidates, if approved, and we may not be able to generate any product revenue.

We do not have any infrastructure for the sales, marketing or distribution of our products, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so.

We may build our own focused sales, distribution and marketing infrastructure to market SQZ-PBMC-HPV, SQZ-AAC-HPV, SQZ-eAPC-HPV and our other product candidates, if approved, in the United States and other markets around the world. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could delay any product launch, which would adversely impact the commercialization of SQZ-PBMC-HPV, SQZ-AAC-HPV, SQZ-eAPC-HPV or any of our other product candidates, if approved. Additionally, if the commercial launch of SQZ-PBMC-HPV, SQZ-AAC-HPV, SQZ-eAPC-HPV or any of our other product candidates for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

We may not have the resources in the foreseeable future to allocate to the sales and marketing of SQZ-PBMC-HPV, SQZ-AAC-HPV, SQZ-eAPC-HPV, any of our other pipeline product candidates or any future product candidates in the United States or in markets outside of the United States. Therefore, our future sales in these markets may largely depend on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in the product and such collaborator’s ability to successfully market and sell the product. For example, in October 2018, we entered into the Roche License and Collaboration Agreement, or the Roche Agreement, under which we are collaborating with Roche in the development and commercialization of certain antigen products, including SQZ-PBMC-HPV, and tumor cell lysate products in accordance with mutually agreed upon collaboration plans.

If we are unable to build our own sales force or access a collaborative relationship for the commercialization of SQZ-PBMC-HPV, SQZ-AAC-HPV, SQZ-eAPC-HPV or any of our other product candidates, we may be forced to delay the potential commercialization of SQZ-PBMC-HPV, SQZ-AAC-HPV, SQZ-eAPC-HPV or any of our other product candidates or reduce the scope of our sales or marketing activities for such product candidates. If we elect to increase our expenditures to fund commercialization activities ourselves, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. We could enter into arrangements with collaborative partners at an earlier stage than otherwise would be ideal and we may be required to relinquish rights to any of our product candidates or otherwise agree to terms unfavorable to us, any of which may have an adverse effect on our business, operating results and prospects.

If we are unable to establish adequate sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing SQZ-PBMC-HPV, SQZ-AAC-HPV, SQZ-eAPC-HPV or any of our other product candidates and may not become profitable and may incur significant additional losses. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

If SQZ-PBMC-HPV, SQZ-AAC-HPV, SQZ-eAPC-HPV or any of our other pipeline product candidates is approved for commercialization, we intend to selectively partner with third parties to market it in certain jurisdictions outside the United States. We expect that we will be subject to additional risks related to international pharmaceutical operations, including:

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
•
political unrest and wars, such as the current situation with Ukraine and Russia, which could delay or disrupt business activity, and if such political unrest escalates or spills over to or otherwise impacts additional regions, it could heighten many of the other risk factors included in this Item 1A; and
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad.

We have no prior experience in these areas. In addition, there are complex regulatory, tax, labor and other legal requirements imposed by the EU and many of the individual countries in Europe, as well as countries in Asia such as China and Taiwan, with which we will need to comply. Many U.S.-based biotechnology companies have found the process of marketing their own products internationally to be very challenging.

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

The use of our product candidates, including SQZ-PBMC-HPV, SQZ-AAC-HPV and SQZ-eAPC-HPV, in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on products that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs, which may not be covered by insurance. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•
impairment of our business reputation and significant negative media attention;
•
withdrawal of participants from our clinical trials;
•
significant costs to defend the related litigation and related litigation;
•
distraction of management’s attention from our primary business;
•
substantial monetary awards to patients or other claimants;
•
inability to commercialize SQZ-PBMC-HPV, SQZ-AAC-HPV, SQZ-eAPC-HPV or any other product candidate;
•
product recalls, withdrawals or labeling, marketing or promotional restrictions;
•
decreased demand for SQZ-PBMC-HPV, SQZ-AAC-HPV, SQZ-eAPC-HPV or any other product candidate, if approved for commercial sale; and
•
loss of revenue.

Risks Related to Our Dependence on Third Parties

The Roche Agreement is important to our business. If we or Roche fail to adequately perform under the Roche Agreement, or if we or Roche terminate the Roche Agreement, the development and commercialization of certain of our product candidates could be materially delayed and our business would be adversely affected.

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

We rely on third parties for the manufacture of raw materials and product candidates for our research programs, preclinical studies and clinical trials and we do not have long-term contracts with many of these parties. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any therapies that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

Although we currently conduct certain manufacturing operations internally for preclinical studies, we rely on third parties for the manufacture of raw materials for preclinical and clinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. We do not have a long-term agreement with many of the third-party manufacturers we currently use to provide preclinical and clinical raw materials, and we purchase any required materials on a purchase order basis. Certain of these manufacturers are critical to our production and the loss of these manufacturers to one of our competitors or otherwise, or an inability to obtain quantities at an acceptable cost or quality, could delay, prevent or impair our ability to timely conduct preclinical studies or clinical trials, and would materially and adversely affect our development and commercialization efforts.

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

Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval, and any related remedial measures may be costly or time-consuming to implement. Moreover, as a result of the COVID-19 pandemic, third-party manufacturers may be affected, which could disrupt their activities and as a result we could face difficulty timely sourcing key components necessary for the manufacture of our product candidates and other materials, which may negatively affect our preclinical studies and clinical trials as well as other relationships and business plans. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of our product candidates. If our current third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

We do not have multiple sources of supply for some of the components used in our product candidates, nor long-term supply contracts, and certain of our suppliers are critical to our production. If we were to lose a critical supplier, it could have a material adverse effect on our ability to complete the development of our product candidates. If we obtain regulatory approval for our product candidates, we would need to expand the supply of components in order to commercialize them.

We do not have multiple sources of supply for each of the components used in the manufacturing of our product candidates, including SQZ-PBMC-HPV, SQZ-AAC-HPV, SQZ-eAPC-HPV. We also do not have long-term supply agreements with all of our component suppliers. We may not be able to establish additional sources of supply for our product candidates or may be unable to do so on acceptable terms. Manufacturing suppliers are subject to cGMP quality and regulatory requirements, covering manufacturing, testing, quality control and record keeping relating to our product candidates and subject to ongoing inspections by applicable regulatory authorities. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions in supply. Manufacturing suppliers are also subject to local, state and federal regulations and licensing requirements. Failure by any of our suppliers to comply with all applicable regulations and requirements may result in long delays and interruptions in supply.

The number of suppliers of the raw material components of our product candidates is limited. In the event it is necessary or desirable to acquire supplies from alternative suppliers, we might not be able to obtain them on commercially reasonable terms, if at all. It could also require significant time and expense to redesign our manufacturing processes to work with another company and redesign of processes can trigger the need for conducting additional studies such as comparability or bridging studies. Additionally, certain of our suppliers are critical to our production, and the loss of these suppliers to one of our competitors or otherwise would materially and adversely affect our development and commercialization efforts. Furthermore, suppliers have been experiencing and may continue to experience shortages, delayed shipments, surcharges and other supply chain issues caused by or related to the COVID-19 pandemic. COVID-19 restrictions have also led to a shortage of personnel to manufacture, package and ship supplies and consumables, further limiting the available supply. If our suppliers are not able to obtain materials needed for our product candidates in preclinical studies and clinical trials, there may be a material adverse impact on our business and financial condition.

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

If we are unable to obtain the supplies we need at a reasonable price or on a timely basis, it could have a material adverse effect on our ability to complete the development of SQZ-PBMC-HPV, SQZ-AAC-HPV, SQZ-eAPC-HPV or any of our other product candidates or, if we obtain regulatory approval for SQZ-PBMC-HPV, SQZ-AAC-HPV, SQZ-eAPC-HPV or any of our other product candidates, to commercialize them.

We rely on third parties to conduct our preclinical studies and clinical trials. Any failure by a third party to conduct the clinical trials according to GCPs and in a timely manner may delay or prevent our ability to seek or obtain regulatory approval for or commercialize our product candidates.

We are dependent on third parties to conduct critical aspects of our preclinical studies and clinical trials, including in our clinical trials for SQZ-PBMC-HPV, SQZ-AAC-HPV and SQZ-eAPC-HPV, and we expect to rely on third parties to conduct future clinical trials and preclinical studies for our other pipeline product candidates. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

Misconduct by our employees and independent contractors, including principal investigators, CROs, consultants, vendors and any third parties we may engage in connection with research, development, regulatory, manufacturing, quality assurance and other pharmaceutical functions and commercialization, could include intentional, reckless or negligent conduct or unauthorized activities that violate: (i) the laws and regulations of the FDA, and other similar regulatory authorities, including those laws that require the reporting of true, complete and accurate information to such authorities; (ii) manufacturing standards; (iii) data privacy, security, fraud and abuse and other healthcare laws and regulations; or (iv) laws that require the reporting of true, complete and accurate financial information and data. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of preclinical studies or clinical trials, creation of fraudulent data in preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. For example, we are currently evaluating certain exploratory preclinical experiments conducted by a former employee based on employee allegations of potential data integrity concerns. While these preclinical experiments do not relate to our product candidates in clinical trials or those for which we have submitted, or plan to submit, INDs, limited data from these experiments have been published or were incorporated in applications and interim reports for government grants that we have been awarded. We are following the review process required by the administrators of the grants and our internal policies to evaluate these data. While the amount we have received from these grants has not been significant, we are unable to predict the impact this evaluation may have on these grants, including the possibility that we may need to repay the funds we have received. We also have informed the journal in which a portion of the data was published about our investigation and the journal has issued an editorial expression of concern. We are unable to predict what further action, if any, the journal may take or the timing of such action, and we may decide or be asked to update, correct or retract the article in which the data appeared. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, including in connection with the ongoing evaluation described above, and we are not successful in defending ourselves or asserting our rights, those actions could potentially have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, restitution, disgorgements, possible exclusion from participation in Medicare, Medicaid, other U.S. federal healthcare programs or healthcare programs in other jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect our intellectual property and prevent others from duplicating SQZ-PBMC-HPV, SQZ-AAC-HPV, SQZ-eAPC-HPV, any of our other pipeline product candidates and any future product candidates.

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

We are highly dependent on our management and directors, including our Chief Executive Officer, Armon Sharei, Ph.D., among others. Due to the specialized knowledge each of our officers and key employees possesses with respect to our product candidates and our operations, the loss of service of key officers or directors could delay or prevent the successful enrollment and completion of our clinical trials. We carry limited key person life insurance on our Chief Executive Officer, but do not carry key person life insurance on our other officers or directors. In general, the employment arrangements that we have with our executive officers do not prevent them from terminating their employment with us at any time.

In addition, our future success and growth will depend in part on the continued service of our directors, employees and management personnel and our ability to identify, hire and retain additional personnel. If we lose one or more of our executive officers or key employees, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing executive officers and key employees, including the roles of Chief Financial Officer and Chief Medical Officer, may be difficult or costly and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize product candidates successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or effectively incentivize these additional key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Additionally, competition for talent in the pharmaceutical and biotechnology industry has become increasingly intense, particularly in the last several months. In 2021, there was, and continues to be, a dramatic increase in workers leaving their positions throughout our industry and the U.S. economy that is being referred to as the “great resignation,” and the market to build, retain and replace talent has become even more highly competitive. Furthermore, common stock and common stock option awards to employees may not serve as a valuable retention tool as a result of the volatility in the stock market and the market for smaller biotechnology companies in particular. Our future success depends on our ability to continue to attract and retain talented executive officers and other key employees.

Furthermore, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be engaged by entities other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to develop and commercialize product candidates will be limited.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders, if they choose to act together, will continue to have the ability to control or significantly influence all matters submitted to stockholders for approval.

Based on the number of shares of common stock outstanding as of March 11, 2022, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 50% of our outstanding voting stock. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 11, 2022, we have 28,147,555 outstanding shares of common stock. Of these shares, holders of an aggregate of 2,869,294 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the stockholders’ agreement between us and such holders. We have also registered shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements referred to above.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the closing of our initial public offering, or IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in the previous three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

As of December 31, 2021, we had U.S. federal net operating loss carryforwards, or NOLs, of $158.4 million, which may be available to offset future taxable income, if any, of which $11.3 million begin to expire in 2035 and of which $147.1 million do not expire but are generally limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2021, we had state NOLs of $152.0 million, which may be available to offset future taxable income, if any, and begin to expire in 2035. As of December 31, 2021, we also had federal and state research and development credit carryforwards of $8.1 million and $4.9 million, respectively, which will begin to expire in 2034 and 2030, respectively. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership by certain shareholders or groups of shareholders over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and its research and development credit carryforwards to offset future taxable income. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes. In addition, future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 and limitations on our ability to utilize NOLs and research and development credit carryforwards following any such ownership change. For these reasons, we may not be able to utilize a material portion of the NOLs or research and development credit carryforwards even if we attain profitability.

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

Our stock price is likely to be volatile. The stock market in general and the market for smaller biotechnology and pharmaceutical companies in particular have experienced extreme volatility in recent months that has often been unrelated to the operating performance of particular companies. This volatility is likely to continue. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price they paid for it. The market price for our common stock may be influenced by many factors, including:

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

We are a public company required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. As an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event material weaknesses have been identified in our internal control over financial reporting.

To achieve compliance with Section 404 within the prescribed period, we have been engaged in a process to document and evaluate our internal control over financial reporting, which has been, and will continue to be, both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. We may discover significant deficiencies or material weaknesses in our internal control over financial reporting, which we may not successfully remediate on a timely basis or at all. Any failure to remediate any significant deficiencies or material weaknesses identified by us or to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. We may experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation may suffer. In addition, we may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has been publicly traded on The New York Stock Exchange under the symbol “SQZ” since the initial public offering, or IPO, of our common stock on October 30, 2020. Prior to that time, there was no public market for our common stock. As of March 11, 2022, there were 65 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common shares. We currently anticipate that we will retain all available funds and future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future.

Recent Sales of Unregistered Securities

None.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2021.

Item 6. [Reserved]

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

Overview

We are a clinical-stage biotechnology company focused on unlocking the full potential of cell therapies to benefit patients with cancer, autoimmune and infectious diseases, and other serious conditions. The company was founded on the therapeutic potential of Cell Squeeze®, our proprietary technology which allows for rapid delivery of a variety of cargo into different cell types. We aim to create multiple cell therapies that drive the immune system to combat diseases.

In oncology, we are developing cell therapy platforms that are based on directing tumor antigen-specific immune activation via engineered antigen presentation. We believe that by engineering physiological antigen presentation signals in subsets of peripheral blood cells that act on immune priming pathways, we have the potential to develop cell therapies that are designed to be potent drivers of tumor-specific immunity, well-tolerated, administered without lymphodepleting preconditioning or hospitalization, and produced in under 24 hours. We have three oncology candidates in clinical trials across our SQZ® Antigen Presenting Cell, or APC, SQZ® enhanced APC, or eAPC, and SQZ® Activating Antigen Carrier, or AAC, cell therapy platforms. In our autoimmune diseases portfolio, we are developing our SQZ® Tolerizing Antigen Carrier, or TAC, cell therapy platform with the aim to restore immune tolerance to self-antigens or other autoimmune disease-associated antigens that are central to disease pathogenesis.

In 2021, we executed on several key areas of our pipeline and advanced our APC platform objectives. As of December 31, 2021, we have dosed 20 patients in our Phase 1 trial for our lead APC candidate, SQZ-PBMC-HPV, in HPV16+ advanced solid tumors. We reported interim data from the first three monotherapy dose-escalation cohorts at the 2021 American Society of Clinical Oncology, or ASCO, Annual Meeting, and presented interim safety, biomarker, and clinical data from the highest dose SQZ-PBMC-HPV monotherapy cohort at the 2021 European Society for Medical Oncology Immuno-Oncology, or ESMO-IO, Congress. Key observations from the reported data include, as of a cutoff date of October 8, 2021 (n=18 patients):

•
SQZ-PBMC-HPV induced a radiographic response and led to symptomatic improvement as a monotherapy treatment in a checkpoint refractory head-and-neck cancer patient
•
Across all dose levels, there were no observed treatment-related Grade 3 or greater serious adverse events, and no patient met the dose limiting toxicity, or DLT, criteria
•
Autologous cell therapy manufacturing was demonstrated in under 24 hours for all monotherapy patients, with multiple doses produced and an average vein-to-vein time of approximately one week

We have advanced our trial to evaluate SQZ-PBMC-HPV in combination with checkpoint inhibitor therapies, and are continuing to enroll patients in the highest dose monotherapy cohort. We are targeting additional data in the second half of 2022.

We have continued to build upon the progress of our SQZ® APC platform through the development of the novel SQZ® eAPC platform. Our lead eAPC product candidate leverages the added capabilities and functionality of multiple antigen presentation and immunological signals achieved through multiplexed mRNA delivery to diverse immune cell types. In January 2022, we received allowance to proceed with clinical trials from the U.S. Food and Drug Administration, or FDA, under our Investigational New Drug, or IND, application for SQZ-eAPC-HPV, our lead eAPC candidate engineered with HPV16 antigens and costimulatory signals. We will initiate the SQZ-eAPC-HPV trial, the COMMANDER-001 Phase 1/2 study, in patients with HPV16+ advanced solid tumors in the first half of 2022. We anticipate initial interim data in the second half of 2022. In addition to our efforts in the oncology field, we are also continuing to advance the eAPC platform in the infectious diseases field.

In January 2021, we received allowance to proceed with clinical trials from the FDA under our IND for SQZ-AAC-HPV, our lead AAC product candidate derived from red blood cells engineered with tumor-specific antigens. We are currently enrolling monotherapy cohorts as part of the Phase 1 ENVOY-001 trial to assess safety and tolerability as well as secondary outcome measures of the investigational SQZ-AAC-HPV therapy in HPV16+ advanced solid tumors, with initial interim data targeted in the second half of 2022.

We are also advancing our SQZ® TAC platform focused on creating novel and proprietary cell therapies as it relates to modulating or restoring immune tolerance. We have selected Celiac disease as the first proposed autoimmune indication for SQZ® TAC platform development. We believe the evidence of a causal disease antigen and T-cell driven pathology, and the substantial unmet need for a tolerizing treatment option provide a compelling opportunity for us to pursue Celiac disease. We presented characterization of TAC-mediated mechanisms of antigen-specific tolerance in preclinical models at the 2021 Federation of Clinical Immunology Societies, or FOCIS, Meeting. We anticipate further development of our TAC-Celiac candidate through IND-enabling studies in 2022 to support an IND submission in the first half of 2023, and, in parallel, are planning to use our proprietary, point-of-care manufacturing system for the production of the clinical batches.

Since our inception, we have focused substantially all of our resources on building our Cell Squeeze technology, establishing and protecting our intellectual property portfolio, conducting research and development activities, developing our manufacturing process and manufacturing product candidate materials, preparing for and initiating clinical trials of our product candidates, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from sales of common and preferred stock, payments received under our collaboration agreements with Hoffman-La Roche Inc. and F. Hoffman La Roche Ltd., or together, Roche, and with proceeds from our initial public offering, or IPO, and follow-on offering of common stock, or the Follow-On Offering. In November 2020, we completed our IPO pursuant to which we issued and sold 5,073,529 shares of common stock, inclusive of 661,764 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received aggregate net proceeds of approximately $75.5 million from the IPO, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which were $2.6 million. In February 2021, we completed a public offering, or the Follow-On Offering, pursuant to which we issued and sold 3,000,000 shares of common stock. We received aggregate net proceeds of approximately $56.4 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which were $0.8 million.

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported a net loss of $68.7 million for the year ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $195.5 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•
conduct clinical trials for our product candidates, including our ongoing clinical trials of SQZ-PBMC-HPV, SQZ-AAC-HPV and SQZ-eAPC-HPV, both in the United States and abroad;
•
further develop our Cell Squeeze technology;
•
continue to develop additional product candidates;
•
maintain, expand and protect our intellectual property portfolio;
•
hire additional clinical, scientific, manufacturing and commercial personnel;
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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2023. See “—Liquidity and Capital Resources.”

Impact of the COVID-19 Coronavirus

The COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on hospitals, businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, and facilities and production have been suspended. The future progression of the pandemic and its effects on our business and operations are uncertain.

The COVID-19 pandemic has impacted and may continue to impact personnel at third-party manufacturing facilities or the availability or cost of materials, which would disrupt our supply chain. It also has affected and may continue to affect our ability to enroll patients in and timely complete our ongoing clinical trials of SQZ-PBMC-HPV, SQZ-AAC-HPV and SQZ-eAPC-HPV and delay the initiation of future clinical trials, disrupt regulatory activities or have other adverse effects on our business and operations. For example, we have experienced delays in receiving supplies of raw materials for our preclinical activities due to the impact of COVID-19 on our suppliers’ ability to timely manufacture these materials, and we have experienced an increase in the transportation cost of our product candidates due to the decreased availability of commercial flights. In addition, we have experienced delays in opening clinical trial sites and sites that are open may also have challenges enrolling patients due to the COVID-19 pandemic. Further, staff shortages, including staff that are required to conduct certain testing, such as biopsies, at the Company’s clinical sites or at third-party vendors have resulted in delays in site initiations and in some tests not being properly or timely performed or being delayed. In response to the public health directives and to help reduce the risk to our employees, we took precautionary measures, including implementing work-from-home policies for our administrative employees and staggered work times for our lab employees. We plan to continue to implement restrictive measures and are assessing when and how to resume normal operations. The effects of the public health directives and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines and future clinical trials, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, results of operations and financial condition, including our ability to obtain financing.

The pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds to support our operations. Moreover, the pandemic has significantly impacted inflation and economies worldwide and could result in adverse effects on our business and operations. We are monitoring the potential impact of the COVID-19 pandemic on our business and financial statements. To date, we have not incurred impairment losses in the carrying values of our assets as a result of the pandemic and we are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in our consolidated financial statements. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and people. The extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, financial condition, and liquidity, including planned and future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects.

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

We assessed our accounting for the 2017 Roche Agreement under Accounting Standards Codification 606, Revenue from Contracts with Customers, or ASC 606 and identified the following promises under the agreement: (i) a non-exclusive license granted to Roche to perform research related to and use our Cell Squeeze technology for gene editing of immune cells; (ii) specified research and development services related to gene editing of immune cells through the research term; (iii) manufacturing activities to support the specified research plan; and (iv) participation on a joint research committee, or JRC. We concluded at the outset of the 2017 Roche Agreement that the first three promises should be combined into a single performance obligation and that the JRC participation had an immaterial impact on the accounting model.

We recognize revenue associated with the performance obligation as the research and development services are provided using an input method, based on the cumulative costs incurred compared to the total estimated costs expected to be incurred to satisfy the performance obligation. To date, the amounts received from Roche that had not yet been recognized as revenue have been deferred as a contract liability in our consolidated balance sheet and have been recognized over the remaining research and development period until the performance obligation is satisfied.

In early 2022, all active work streams under the 2017 Roche Agreement were concluded and the agreement was terminated. As of December 31, 2021, we determined that we expected to incur no additional costs to satisfy the remaining performance obligations under the 2017 Roche Agreement and we recognized revenue of $1.2 million under the 2017 Roche Agreement. There was no remaining deferred revenue under the 2017 Roche Agreement as of December 31, 2021.

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

Under the 2018 Roche Agreement, Roche was granted option rights to obtain an exclusive license to develop APC products or products derived from the collaboration programs on a product-by-product basis in oncology and to develop a Tumor Cell Lysate, or TCL, product. For each of the APC products and TCL product, once Roche exercises its option and pays a specified incremental amount, Roche will receive worldwide, exclusive commercialization rights for the licensed products, subject to our alternating option to retain U.S. APC commercialization rights. Through December 31, 2021, Roche had not exercised any of its options under the 2018 Roche Agreement.

Under the 2018 Roche Agreement, we received an upfront payment of $45.0 million and are eligible to receive (i) reimbursement of a mid double-digit percentage of our development costs; (ii) aggregate milestone payments on a product-by-product basis of up to $1.6 billion upon the achievement of specified milestones, consisting of up to $217.0 million of development milestone payments, up to $240.0 million of regulatory milestone payments and up to $1.2 billion of sales milestone payments; and (iii) tiered royalties on annual net sales of APC and TCL products licensed under the agreement at specified rates ranging from a mid single-digit percentage to a percentage in the mid twenties. We received the upfront payment of $45.0 million in October 2018 upon execution of the agreement. In addition, during the second quarter of 2019, we received a payment of $10.0 million following the achievement of the first development milestone under the 2018 Roche Agreement related to submission by us of preclinical data to the FDA and during the first quarter of 2020, we received a payment of $20.0 million following the achievement of the second development milestone under the 2018 Roche Agreement related to first-patient dosing in a Phase 1 clinical trial. In the fourth quarter of 2021, we became entitled to receive a milestone payment of $3.0 million upon (i) the recommendation by an independent panel that we could advance our SQZ-PBMC-HPV clinical trial to combination therapy with checkpoint initiators and (ii) the initiation of that therapy. For additional information on the 2018 Roche Agreement, see “Business—Collaboration, Research and License Agreements—Roche Collaboration.”

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

In 2019, we evaluated our overall program priorities and determined that in 2020 we would continue to focus our resources on progressing the specified APC programs related to the 2018 Roche Agreement as well as our AAC and TAC platforms. As a result of our continuing focus on these specific programs, we reduced the level of priority of the TCL research activities under the 2018 Roche Agreement and expect to perform such TCL research activities over a longer time period than as originally expected under the research plan of the agreement.

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

During the year ended December 31, 2021, the total estimated costs expected to be incurred to satisfy the performance obligations under the 2018 Roche Agreement decreased by $7.3 million. During the year ended December 31, 2020, the total estimated costs expected to be incurred to satisfy the performance obligations increased by $7.3 million. We recognized revenue of $25.8 million and $20.5 million during the years ended December 31, 2021 and 2020, respectively, under the 2018 Roche Agreement. As of December 31, 2021 and 2020, we recorded as a contract liability deferred revenue related to the 2018 Roche Agreement of $21.2 million and $44.0 million, respectively, of which $12.0 million and $24.7 million, respectively, were current liabilities. As of December 31, 2021, the research and development services related to the first performance obligations was expected to be performed over a remaining period of one year. The expected remaining period of performance of our research and development services related to the third performance obligation is not currently determinable until TCL research activities resume, or the 2018 Roche Agreement is modified by us and Roche.

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
•
the costs of developing and scaling our manufacturing process and of manufacturing our product candidates for use in our preclinical studies and clinical trials, including the costs under agreements with third parties, such as consultants, contractors and contract manufacturing organizations, or CMOs as well as developing our point-of-care manufacturing system;
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
•
our ability to raise the additional funds necessary to complete preclinical and clinical development of our product candidates;
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

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss, or NOL, carryforwards and tax credit carryforwards will not be realized. As of December 31, 2021, we had U.S. federal NOL carryforwards of $158.4 million, which may be available to offset future taxable income, of which $11.3 million begin to expire in 2034 and of which $147.1 million do not expire but are generally limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2021, we had state NOL carryforwards of $152.0 million, which may be available to offset future taxable income and begin to expire in 2035. As of December 31, 2021, we also had U.S. federal and state research and development tax credit carryforwards of $8.1 million and $4.9 million which will begin to expire in 2034 and 2030, respectively. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	YEAR ENDED DECEMBER 31,
	2021	2020	CHANGE
	(in thousands)
Collaboration revenue	$27,098	$20,998	$6,100
Operating expenses:
Research and development	70,148	51,545	18,603
General and administrative	25,719	20,511	5,208
Total operating expenses	95,867	72,056	23,811
Loss from operations	(68,769)	(51,058)	(17,711)
Other income (expense):
Interest income	36	550	(514)
Other income (expense), net	(8)	(13)	5
Total other income, net	28	537	(509)
Net loss	$(68,741)	$(50,521)	$(18,220)

Revenue

Collaboration revenue was $27.1 million for the year ended December 31, 2021, compared to $21.0 million for the year ended December 31, 2020. We recognize revenue under our collaboration arrangements using an input measure, comparing our cumulative costs incurred to our total estimated costs of the research, development and manufacturing activities, as applicable, on each program. The increase in collaboration revenue of $6.1 million was due to the following:

•
A decrease in the estimated cost of the research and development services performed by us under our collaboration agreements over the remaining expected performance period. The decrease in estimated costs expected to be incurred increased the estimated percentage of completion of the research and development services, resulting in an increase in revenue.
•
In the fourth quarter of 2021, we became entitled to receive a milestone payment of $3.0 million upon (i) the recommendation by an independent panel that we could advance our SQZ-PBMC-HPV clinical trial to combination therapy with checkpoint initiators and (ii) the initiation of that therapy. We achieved both requirements in the fourth quarter of 2021 and we therefore included the $3.0 million milestone payment in our estimate of the transaction price for the 2018 Roche Agreement. As a result, we recorded a cumulative catch-up adjustment to collaboration revenue of $2.5 million during the three months and year ended December 31, 2021.

During the years ended December 31, 2021 and 2020, we recognized total revenue of $25.8 million and $20.5 million, respectively, under the 2018 Roche Agreement. During the years ended December 31, 2021 and 2020, we recognized total revenue of $1.2 million and $0.5 million, respectively, under the 2017 Roche Agreement.

Research and Development Expenses

	YEAR ENDED DECEMBER 31,
	2021	2020	CHANGE
	(in thousands)
Direct research and development expenses by program:
SQZ-PBMC-HPV	$15,751	$14,973	$778
SQZ-AAC-HPV	3,873	7,470	(3,597)
SQZ-eAPC-HPV	15,071	1,581	13,490
Other programs	7,372	3,534	3,838
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	18,408	14,694	3,714
Facility related	5,173	4,948	225
Laboratory and consumable materials	1,430	1,212	218
Platform-related external services and other	3,070	3,133	(63)
Total research and development expenses	$70,148	$51,545	$18,603

Research and development expenses were $70.1 million for the year ended December 31, 2021, compared to $51.5 million for the year ended December 31, 2020. The net increase was primarily due to the following:

•
The direct costs related to our SQZ-PBMC-HPV program increased by $0.8 million primarily due to higher manufacturing costs as we continued to progress our clinical trial.
•
Direct costs incurred for our SQZ-AAC-HPV program decreased by $3.6 million primarily due to our having incurred higher start up costs for this program in 2020, including costs incurred to transfer technical know-how to our contract manufacturing site.
•
SQZ-eAPC-HPV costs increased by $13.5 million primarily as a result of mRNA process setup and manufacturing costs, including materials, incurred to begin preparation for the commencement of the clinical trial in 2022.
•
Other program costs increased by $3.8 million due to costs due to spending on our infectious disease program and expenses incurred on developing a point-of-care system to manufacture our product candidates.
•
The increase in personnel-related costs of $3.7 million was primarily due to increased headcount and salary costs in our research and development function. Personnel-related costs for the year ended December 31, 2021 and 2020 included stock-based compensation expense of $3.2 million and $1.2 million, respectively.
•
Facility-related costs increased by $0.2 million primarily due to an increase in rent, utilities, maintenance, insurance, and information technology expenses.
•
Laboratory and consumable materials expenses for general usage fluctuate from period to period based on the timing of our purchases made. We expense the costs of materials when purchased because they have no alternative future use. The laboratory and consumables materials expenses increased by $0.2 million during the year ended December 31, 2021 compared to the year ended December 31, 2020.

General and Administrative Expenses

	YEAR ENDED DECEMBER 31,
	2021	2020	CHANGE
	(in thousands)
Personnel related (including stock-based compensation)	$12,685	$8,971	$3,714
Professional and consultant fees	4,144	5,022	(878)
Patent related	1,910	2,424	(514)
Facility related and other	6,980	4,094	2,886
Total general and administrative expenses	$25,719	$20,511	$5,208

General and administrative expenses for the year ended December 31, 2021 were $25.7 million, compared to $20.5 million for the year ended December 31, 2020. The increase in general and administrative expenses was primarily due to the following:

•
Personnel-related costs increased by $3.7 million primarily due to an increase in salary costs due to an increase in headcount as well as an increase in stock-based compensation expense. Personnel-related costs for the years ended December 31, 2021 and 2020 included stock-based compensation expense of $5.3 million and $2.4 million, respectively.
•
Professional and consultant fees decreased by $0.9 million due to higher legal and professional costs incurred in 2020 as a result of our preparation for becoming a public company.
•
Patent-related costs decreased by $0.5 million in the year ended December 31, 2021 as compared to the year ended December 31, 2020 as a result of higher legal costs related to intellectual property activity, primarily consisting of patent application and maintenance costs in the United States and internationally in the year ended December 31, 2020.
•
Facility related and other costs increased by $2.9 million primarily due to an increase in insurance expense as a public company for the full year ended December 31, 2021.

Interest Income

Interest income for the years ended December 31, 2021 and 2020 was less than $0.1 million and $0.6 million, respectively. The decrease in interest income was due to a decrease in interest rates as well as lower average cash balances invested in marketable securities during 2021 as compared to 2020.

Other Income (Expense), Net

Other income (expense) was not significant for both the years ended December 31, 2021 and 2020.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for the next several years, if at all. Through December 31, 2021, we have funded our operations from the sales of our common and preferred stock, upfront and milestone payments under our collaboration agreements with Roche, and with proceeds from our IPO and Follow-On Offering. In November 2020, we completed our IPO pursuant to which we issued and sold 5,073,529 shares of common stock, inclusive of 661,764 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received aggregate net proceeds of approximately $75.5 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which were $2.6 million. In February 2021, we completed the Follow-On Offering pursuant to which we issued and sold 3,000,000 shares of common stock. We received aggregate net proceeds of approximately $56.4 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which were approximately $0.8 million. As of December 31, 2021, we had cash and cash equivalents of $143.5 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	YEAR ENDED DECEMBER 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(82,137)	$(43,151)
Net cash (used in) provided by investing activities	(613)	57,823
Net cash provided by financing activities	55,906	116,416
Net increase (decrease) in cash, cash equivalents and restricted cash	$(26,844)	$131,088

Operating Activities

During the year ended December 31, 2021, operating activities used $82.1 million of cash, primarily resulting from our net loss of $68.7 million and changes in our operating assets and liabilities of $32.9 million partially offset by net non-cash charges of $19.5 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2021 consisted of a $1.1 million increase in accounts receivable, a $0.5 million decrease in prepaid expenses and other current assets, a $1.0 million increase in accounts payable, a $23.8 million decrease in deferred revenue and a $8.7 million decrease in operating lease liabilities.

During the year ended December 31, 2020, operating activities used $43.2 million of cash, primarily resulting from our net loss of $50.5 million and changes in our operating assets and liabilities of $7.3 million partially offset by net non-cash charges of $14.6 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2020 consisted of a $2.9 million increase in prepaid expenses and other current assets, and a $9.0 million decrease in operating lease liabilities, partially offset by a $0.2 million increase in accrued expenses and a $4.7 million increase in deferred revenue.

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

Investing Activities

During the year ended December 31, 2021, net cash used by investing activities was $0.6 million, consisting of purchases of property and equipment.

During the year ended December 31, 2020, net cash provided by investing activities was $57.8 million, consisting of maturities of marketable securities of $59.0 million, offset by purchases of property and equipment of $1.2 million.

The purchases of property and equipment in each period were primarily for equipment purchases and leasehold improvements related to the expansion of our research and development activities and the growth of our business.

Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $55.9 million, consisting primarily of net proceeds from our Follow-On Offering of $55.6 million and stock option exercises of $1.3 million, offset by the payment of issuance costs for prior period IPO common stock issuances of $1.1 million.

During the year ended December 31, 2020, net cash provided by financing activities was $116.4 million, consisting primarily of net proceeds from our IPO of $72.9 million, net proceeds from the issuance of Series D preferred stock of $42.0 million, and stock option exercises of $0.4 million.

Funding Requirements

We expect that our expenses will increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to continue to incur additional costs associated with operating as a public company. The timing and amount of our operating and capital expenditures will depend largely on:

•
the timing and progress of preclinical and clinical development activities;
•
the commencement, enrollment or results of the current clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;
•
the timing and outcome of regulatory review of our product candidates;
•
our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial as well as Roche’s decision whether to exercise its options;
•
changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial requirements for approvals;
•
adverse developments concerning our manufacturers and other third-party providers;
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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders' interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect an investor's rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we would be required to delay, scale back or discontinue our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

We enter into contracts in the normal course of business with CMOs, CROs and other third parties for preclinical research studies, manufacturing, clinical trials, services and testing. These contracts do not contain minimum purchase commitments and are cancelable by us upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation.

For additional information regarding our contractual commitments, see Notes 9 and 10 of our consolidated financial statements appearing at the end of this Annual Report on Form 10-K.

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

The standalone selling price is the price at which an entity would sell a promised good or service separately to a customer. We estimate the standalone selling price of each of the identified performance obligations in our customer contracts, maximizing the use of observable inputs. Because we have not sold the same goods or services in our contracts separately to any customers on a standalone basis and there are no similar observable transactions in the marketplace, we estimate the standalone selling price of each performance obligation in our customer arrangements based on our estimate of costs to be incurred to fulfill our obligations associated with the performance, plus a reasonable margin.

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

Information regarding management’s judgments and estimates applied in our accounting for our collaboration agreements with Roche in accordance with ASC 606 is summarized below. For additional information, see “—Components of Our Results of Operations—Revenue” and Note 11 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K.

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

We recognize revenue associated with the performance obligation as the research, development and manufacturing services are provided using an input method, based on the cumulative costs incurred compared to the total estimated costs expected to be incurred to satisfy the performance obligation. The transfer of control to the customer occurs over the time period that the research and development services are to be provided by us, and this cost-to-cost method is, in management’s judgment, the best measure of progress towards satisfying the performance obligation. The amounts received from Roche that were not yet recognized as revenue were deferred as a contract liability in our consolidated balance sheet and recognized over the remaining research and development period until the performance obligation is satisfied. There was no remaining deferred revenue under the 2017 Roche Agreement as of December 31, 2021.

2018 License and Collaboration Agreement with Roche

In October 2018, we entered into the 2018 Roche Agreement. Under the agreement, Roche was granted option rights to obtain an exclusive license to develop APC products or products derived from the collaboration programs on a product-by-product basis for oncologic indications. These option rights are exercisable upon the achievement of clinical Phase 1 proof of concept and expire, if unexercised, as of a date specified in the agreement. In addition, Roche was granted an option right to obtain an exclusive license to develop a TCL product. This option right is exercisable upon the achievement of clinical proof of concept and expires, if unexercised, as of a date specified in the agreement. For each of the APC products and TCL product, once Roche exercises its option and pays a specified incremental amount ranging from $15.0 million to $50.0 million for APC products and of $100.0 million for the TCL product, Roche will receive worldwide, exclusive commercialization rights for the licensed products, subject to our alternating option to retain U.S. APC commercialization rights. Through December 31, 2021, Roche had not exercised any of its options under the 2018 Roche Agreement.

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

•
vendors in connection with preclinical and clinical development activities;
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2021, we had cash and cash equivalents of $143.5 million, which consisted of cash and money market funds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these balances, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Our operations may be subject to inflation in the future as a result of the COVID-19 pandemic and its impact on pricing and the supply chain.

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

None.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (who is our principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our Chief Executive Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective. As an "emerging growth company" as defined in the JOBS Act and a non-accelerated filer, we are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information About our Executive Officers and Directors

The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Annual Report on Form 10-K):

Name	Age	Position
Armon Sharei, Ph.D.	34	President, Chief Executive Officer and Director
Lawrence Knopf	60	General Counsel
Howard Bernstein, M.D., Ph.D.	64	Chief Scientific Officer
David First	58	Chief People Officer
Micah Zajic	41	Chief Business Officer
Amy W. Schulman	61	Chair and Director
Paul Bolno, M.D.	48	Director
Bernard Coulie, M.D., Ph.D.	55	Director
Marc Elia	46	Director
Pushkal Garg, M.D.	54	Director
Klavs F. Jensen, Ph.D.	69	Director
Marc Schegerin, M.D.	46	Director
Sapna Srivastava, Ph.D.	51	Director
Patrick V.J.J. Vink, M.D.	58	Director

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

Directors

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

Bernard Coulie, M.D., Ph.D., has served as a member of our Board since July 2021. Dr. Coulie has served as Chief Executive Officer and as a Director for Pliant Therapeutics, Inc., a biopharmaceutical company, since February 2016. Prior to joining Pliant, Dr. Coulie cofounded ActoGeniX N.V., a biopharmaceutical company, and held roles of increasing responsibility there, including as Vice President R&D, Chief Medical Officer, and Chief Executive Officer, from September 2006 until February 2015, when it was acquired by Intrexon Corporation. Prior to cofounding ActoGeniX, Dr. Coulie held various positions with increasing responsibilities in drug discovery and clinical development at Johnson & Johnson Pharmaceutical Research and Development Europe. Dr. Coulie previously served as a director of ActoGeniX from April 2010 until February 2015, Biogazelle N.V. from July 2015 until November 2018, Myoscience from June 2016 until March 2019. Dr. Coulie is currently serving as a director and Chairman of Calypso BV. Dr. Coulie holds an M.D. and Ph.D. from the University of Leuven, Belgium and an MBA from the Vlerick Management School, Leuven, Belgium. We believe that Dr. Coulie’s experience in the biotechnology industry and executive leadership at various biopharmaceutical companies qualify him to serve on our Board.

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

Pushkal Garg, M.D. has served as a member of our Board since August 2018. Dr. Garg currently serves as Chief Medical Officer and Executive Vice President at Alnylam Pharmaceuticals, Inc., a biopharmaceutical company focused on the discovery, development, and commercialization of RNA interference therapeutics. Prior to joining Alnylam in October 2014, he held clinical development leadership roles at Bristol-Myers Squibb Corporation and Millennium Pharmaceuticals. Before joining the biopharmaceutical industry, he was on the faculty at Harvard Medical School and the Brigham and Women’s Hospital in Boston. Dr. Garg holds an M.D. from the University of California, San Francisco, School of Medicine, where he also completed a residency in Internal Medicine, and an A.B. in Biochemistry from the University of California, Berkeley. We believe Dr. Garg’s extensive medical and scientific knowledge and industry experience qualify him to serve on our Board.

Klavs F. Jensen, Ph.D. has served as a member of our Board since March 2013 and was a co-founder of our company. Since 1989, Dr. Jensen has served as Professor of Chemical Engineering and of Materials Science and Engineering at the Massachusetts Institute of Technology. From 2007 to 2015, Dr. Jensen served as Department Head for Chemical Engineering. Dr. Jensen was a member of the Board of Technical University of Denmark from 2009 to 2016. Dr. Jensen holds a Ph.D. in Chemical Engineering from the University of Wisconsin and an M.S. in Chemical Engineering from Technical University of Denmark. He is a member of the U.S. Academies of Engineering and Science. We believe Dr. Jensen’s pioneering academic work, extensive medical and scientific knowledge and industry experience qualify him to serve on our Board.

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

Sapna Srivastava, Ph.D. has served as a member of our Board since October 2020. Dr. Srivastava served as the Interim Chief Financial Officer of eGenesis, Inc. from March 2021 to October 2021. From September 2017 to January 2019, Dr. Srivastava served as the Chief Financial and Strategy Officer at Abide Therapeutics, Inc., a biopharmaceutical company that was acquired by H. Lundbeck A/S in 2019. From April 2015 to December 2016, Dr. Srivastava served as the Chief Financial and Strategy Officer at Intellia Therapeutics, Inc., a genome editing company. Dr. Srivastava currently serves as a director of private company Asclepix Therapeutics, Inc. and multiple public companies, which are Talaris Therapeutics, Inc., Aura Biosciences, Nuvalent Inc, and Social Capital Suvretta Holdings Corp II . She also served as a director of VelosBio Inc. from October 2020 to December 2020. Dr. Srivastava holds a Ph.D. from N.Y.U. University School of Medicine and a B.S. from St. Xavier’s College, University of Bombay. We believe Dr. Srivastava’s broad financial, operational, and transactional experience qualify her to serve on our Board.

Patrick V.J.J. Vink, M.D. has served as a member of our Board since July 2021. He has significant experience as a senior executive, having worked in the pharmaceutical industry for more than 30 years. Since May 2020, Dr. Vink has served as Chairman at BiognoSys AG, a privately held proteomics company in Switzerland. Since June 2016, Dr. Vink has also served as Chairman of venture capital-backed NMD Pharma, a neurology biopharmaceutical company in Denmark and F2G Ltd, a rare fungal disease UK and Austria based company. In addition, Dr. Vink is a board member at Amryt Pharma PLC, Santhera AG and Spero Therapeutics, Inc. and in 2019 began working with Athyrium as a Senior Advisor. While serving in these capacities, Dr. Vink has been involved in initial public listings and geographic expansions and has contributed to the achievement of significant development and commercial milestones. Earlier in his career he held several leadership positions across the industry, including Head of Global Biopharmaceuticals for the Sandoz division of the Novartis Group, Vice President International Business for Biogen Inc., and Head of Worldwide Marketing, Cardiovascular and Thrombosis at Sanofi-Synthelabo Ltd. Dr. Vink also served as a member of the Executive Committee of the European Federation of Pharmaceutical Industries and Associations from 2013 to 2015. Dr. Vink graduated as a medical doctor from the University of Leiden, Netherlands in 1988 and obtained his Masters of Business Administration in 1992 at the University of Rochester. We believe Dr. Vink’s broad experience and leadership positions in the industry qualify him to serve on our Board.

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

The remainder of the response to this Item 10 will be included in our definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth the number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2021.

Plan Category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Available for Future Issuance under Equity Compensation Plans (excludes securities reflected in first column) (4)
Equity compensation plans approved by security holders (1)	4,339,523	(2)	$9.75	(3)	3,195,622
Equity compensation plans not approved by security holders	—		—		—
Total	4,339,523		$9.75		3,195,622

(1)
Consists of the SQZ Biotechnologies Company 2014 Stock Incentive Plan, or the 2014 Plan, the SQZ Biotechnologies Company 2020 Incentive Award Plan, or the 2020 Plan and the SQZ Biotechnologies Company 2020 Employee Stock Purchase Plan, or the ESPP.
(2)
Consists of 2,693,058 outstanding options to purchase common stock under the 2014 Plan and 1,646,465 outstanding options to purchase common stock under the 2020 Plan.
(3)
As of December 31, 2021, the weighted-average exercise price of outstanding options under the 2014 Plan was $5.87 and the weighted-average exercise price of outstanding options under the 2020 Plan was $16.09.
(4)
Consists of 2,685,500 shares available for future issuance under the 2020 Plan and 510,122 shares available for future issuance under the ESPP. As of October 29, 2020, in connection with our initial public offering, no further grants are made under the 2014 Plan. The 2020 Plan provides for an annual increase on the first day of each calendar year beginning on January 1, 2021 and ending on January 1, 2030, by an amount equal to the lesser of (A) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by our Board. The number of shares authorized under our ESPP will increase on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, by an amount equal to the lesser of (A) 1% of the shares of Common Stock outstanding as of the last day of the immediately preceding fiscal year and (B) such smaller number of shares of Common Stock as determined by our Board; provided, however, that no more than 3,724,461 shares of Common Stock may be issued under the ESPP.

The remainder of the response to this Item 12 will be included in our definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.

(a)(2) All financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of SQZ Biotechnologies Company	8-K	001-39662	3.1	11/04/2020

3.2	Amended and Restated Bylaws of SQZ Biotechnologies Company	S-1/A	333-249422	3.4	10/26/2020

4.1	Amended and Restated Investors’ Rights Agreement, dated as of December 19, 2019, as amended	S-1	333-252889	4.1	02/09/2021

4.2	Specimen Stock Certificate	S-1/A	333-249422	4.2	10/26/2020

4.3	Description of Securities	10-K	001-39662	4.3	03/18/2021

10.1#	2014 Stock Incentive Plan, as amended, and form of agreements thereunder	S-8	333-249774	99.1	10/30/2020

10.2#	2020 Incentive Award Plan and form of agreements thereunder	S-8	333-249774	99.2	10/30/2020

10.3#	Amended Non-Employee Director Compensation Program					*

10.4#	2020 Employee Stock Purchase Plan	S-8	333-249774	99.3	10/30/2020

10.5#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-249422	10.5	10/26/2020

10.6	Lease between the Registrant and Arsenal Yards Holding LLC, dated December 11, 2018	S-1/A	333-249422	10.6	10/26/2020

10.7†	License and Collaboration Agreement among Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., effective as of October 5, 2018	S-1	333-249422	10.7	10/09/2020

10.8†	Accord relating to License and Collaboration Agreement among Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., effective as of November 5, 2019	S-1	333-249422	10.8	10/09/2020

10.9†	Amended and Restated Exclusive Patent License Agreement, dated as of December 1, 2015, by and between the Registrant and Massachusetts Institute of Technology	S-1	333-249422	10.9	10/09/2020

10.10#	Employment Agreement between the Registrant and Howard Bernstein, dated October 29, 2020					*

10.11#	Employment Agreement between the Registrant and David First, dated October 29, 2020					*

10.12#	Employment Agreement between the Registrant and Teri Loxam, dated October 23, 2020	S-1/A	333-249422	10.12	10/26/2020

10.13#	Employment Agreement between the Registrant and Oliver Rosen, M.D., dated October 23, 2020	S-1/A	333-249422	10.13	10/26/2020

10.14#	Employment Agreement between the Registrant and Armon Sharei, Ph.D., dated October 23, 2020	S-1/A	333-249422	10.14	10/26/2020

10.15#	Employment Agreement between the Registrant and Lawrence Knopf, dated October 29, 2020	S-1	333-252889	10.15	02/09/2021

10.16#	Employment Agreement between the Registrant and Micah Zajic, dated October 29, 2020	S-1	333-252889	10.16	02/09/2021

10.17#	Separation Agreement between the Registrant and Oliver Rosen, M.D., dated September 2, 2021	10-Q	001-39662	10.1	11/10/2021

10.18#	Separation Agreement between the Registrant and Teri Loxam, dated November 3, 2021					*

10.19#	Transition Consulting Agreement between the Registrant and Teri Loxam, dated November 11, 2021					*

21.1	Subsidiaries of the Registrant					*

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					*

31.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (embedded within the Inline XBRL)					*

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

SQZ Biotechnologies Company

Date: March 16, 2022	By:	/s/ Armon Sharei, Ph.D.
Armon Sharei, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Armon Sharei, Ph.D.	President, Chief Executive Officer and Director (principal executive officer and principal financial officer)	March 16, 2022
Armon Sharei, Ph.D.

/s/ Richard Capasso	Chief Accounting Officer (principal accounting officer)	March 16, 2022
Richard Capasso

/s/ Amy W. Schulman	Chair and Director	March 16, 2022
Amy W. Schulman

/s/ Paul Bolno, M.D.	Director	March 16, 2022
Paul Bolno, M.D.

/s/ Bernard Coulie, M.D., Ph.D.	Director	March 16, 2022
Bernard Coulie, M.D., Ph.D.
/s/ Marc Elia	Director	March 16, 2022
Marc Elia

/s/ Pushkal Garg, M.D.	Director	March 16, 2022
Pushkal Garg, M.D.

/s/ Klavs F. Jensen, Ph.D.	Director	March 16, 2022
Klavs F. Jensen, Ph.D.

/s/ Marc Schegerin, M.D.	Director	March 16, 2022
Marc Schegerin, M.D.
/s/ Sapna Srivastava, Ph.D.	Director	March 16, 2022
Sapna Srivastava, Ph.D.

/s/ Patrick V.J.J. Vink, M.D.	Director	March 16, 2022
Patrick V.J.J. Vink, M.D.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SQZ Biotechnologies Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SQZ Biotechnologies Company and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock and stockholders' equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

March 16, 2022

We have served as the Company’s auditor since 2019.

SQZ BIOTECHNOLOGIES COMPANY

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	DECEMBER 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$143,513	$170,357
Accounts receivable	3,000	1,892
Prepaid expenses and other current assets	4,122	4,582
Total current assets	150,635	176,831
Property and equipment, net	3,046	3,645
Restricted cash	2,305	2,305
Deferred offering costs	323	—
Operating lease right-of-use assets	69,843	48,360
Total assets	$226,152	$231,141
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,971	$3,708
Accrued expenses	6,810	7,358
Current portion of deferred revenue	12,507	25,917
Current portion of operating lease liabilities	9,936	8,210
Total current liabilities	33,224	45,193
Deferred revenue, net of current portion	9,196	19,659
Operating lease liabilities, net of current portion	59,756	38,885
Other liabilities	—	205
Total liabilities	102,176	103,942
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2021 and 2020, respectively; No shares issued or outstanding.	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2021 and 2020, respectively; 28,133,368 and 24,786,424 shares issued and outstanding at December 31, 2021 and 2020, respectively.	28	25
Additional paid-in capital	319,458	253,943
Accumulated deficit	(195,510)	(126,769)
Total stockholders’ equity	123,976	127,199
Total liabilities and stockholders’ equity	$226,152	$231,141

The accompanying notes are an integral part of these consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	YEAR ENDED DECEMBER 31,
	2021	2020
Collaboration revenue	$27,098	$20,998
Operating expenses:
Research and development	70,148	51,545
General and administrative	25,719	20,511
Total operating expenses	95,867	72,056
Loss from operations	(68,769)	(51,058)
Other income (expense):
Interest income	36	550
Other income (expense), net	(8)	(13)
Total other income, net	28	537
Net loss	(68,741)	(50,521)
Net loss per share attributable to common stockholders, basic and diluted	$(2.49)	$(9.35)
Weighted-average common shares outstanding, basic and diluted	27,578,844	5,401,895
Comprehensive loss:
Net loss	$(68,741)	$(50,521)
Other comprehensive income (loss):
Reclassification adjustment for gains included in net loss, net of tax	—	(30)
Comprehensive loss	$(68,741)	$(50,551)

The accompanying notes are an integral part of these consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	CONVERTIBLE PREFERRED STOCK		COMMON STOCK
	SHARES	AMOUNT	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)
Balances at December 31, 2019	13,869,027	132,109	1,737,388	2	2,701	30	(76,248)	(73,515)
Issuance of Series D convertible preferred stock, net of issuance costs of $56	3,035,192	42,248	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock	(16,904,219)	(174,357)	17,800,084	18	174,333	—	—	174,351
Issuance of common stock upon initial public offering, net of issuance costs of $2,621			5,073,529	5	72,873	—	—	72,878
Issuance of common stock upon exercise of stock options	—	—	164,945	—	434	—	—	434
Issuance of common stock			10,378	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,602	—	—	3,602
Net loss	—	—	—	—	—	—	(50,521)	(50,521)
Other comprehensive income	—	—	—	—	—	(30)	—	(30)
Balances at December 31, 2020	—	—	24,786,324	25	253,943	—	(126,769)	127,199
Issuance of common stock upon public offering, net of issuance costs of $798	—	—	3,000,000	3	55,599	—	—	55,602
Issuance of common stock upon exercise of stock options	—	—	333,417	—	1,307	—	—	1,307
Issuance of common stock under employee stock purchase plan	—	—	13,627	—	104			104
Stock-based compensation expense	—	—	—	—	8,505	—	—	8,505
Net loss	—	—	—	—	—	—	(68,741)	(68,741)
Balances at December 31, 2021	—	$—	28,133,368	$28	$319,458	$—	$(195,510)	$123,976

The accompanying notes are an integral part of these consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Consolidated Statements of Cash Flows

(In thousands)

	YEAR ENDED DECEMBER 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(68,741)	$(50,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,208	1,342
Amortization of operating lease right-of-use assets	9,822	9,601
Stock-based compensation expense	8,505	3,602
Accretion of discounts on marketable securities	—	(5)
Loss on disposal of property and equipment	7	—
Loss on termination of operating lease	—	108
Changes in operating assets and liabilities:
Accounts receivable	(1,108)	(18)
Prepaid expenses and other current assets	460	(2,920)
Accounts payable	1,074	100
Accrued expenses	(283)	246
Deferred revenue	(23,873)	4,748
Deferred offering costs	(323)	—
Operating lease liabilities	(8,710)	(8,899)
Other liabilities	(175)	(535)
Net cash used in operating activities	(82,137)	(43,151)
Cash flows from investing activities:
Purchases of property and equipment	(613)	(1,177)
Sales and maturities of marketable securities	—	59,000
Net cash (used in) provided by investing activities	(613)	57,823
Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of commissions and underwriting discounts	—	75,494
Payment of initial public offering costs	(1,106)	(1,515)
Proceeds from issuance of convertible preferred stock, net of issuance costs paid in the period	—	42,248
Proceeds from follow-on public offering of common stock, net of commissions and underwriting discounts	56,400	—
Payment of follow-on public offering costs	(798)	—
Payments of issuance costs of convertible preferred stock issued in prior period	—	(245)
Proceeds from issuance of common stock under employee stock purchase plan	103	—
Proceeds from exercise of stock options	1,307	434
Net cash provided by financing activities	55,906	116,416
Net (decrease) increase in cash, cash equivalents and restricted cash	(26,844)	131,088
Cash, cash equivalents and restricted cash at beginning of period	172,662	41,574
Cash, cash equivalents and restricted cash at end of period	$145,818	$172,662
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock	$—	$174,351
Lease assets obtained in exchange for operating lease liabilities	$31,307	$17,049
Initial public offering costs included in accounts payable and accrued expenses at end of period	$—	$1,106

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

On November 3, 2020, the Company completed its initial public offering (“IPO”) pursuant to which it issued and sold 4,411,765 shares of its common stock. On November 12, 2020, the Company issued and sold an additional 661,764 shares of its common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares. The aggregate proceeds, net of commissions and underwriting discounts received by the Company from the IPO were approximately $75.5 million, before deducting offering costs payable by the Company, which were $2.6 million. Upon the closing of the IPO, all of the shares of the Company’s convertible preferred stock then outstanding were automatically converted into 17,800,084 shares of common stock.

On February 17, 2021, the Company completed a follow-on public offering (the "Follow-On Offering") pursuant to which it issued and sold 3,000,000 shares of its common stock. The aggregate proceeds, net of commissions and underwriting discounts received by the Company from the Follow-On Offering were approximately $56.4 million, before deducting offering costs payable by the Company, which were $0.8 million.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Through December 31, 2021, the Company has funded its operations primarily with proceeds from sales of convertible preferred stock, payments received in connection with collaboration agreements, proceeds from borrowings under a convertible promissory note, which converted into shares of convertible preferred stock, and more recently the proceeds from its IPO and the Follow-On Offering. The Company has incurred recurring losses since inception, including a net loss of $68.7 million for the year ended December 31, 2021. As of December 31, 2021, the Company had an accumulated deficit of $195.5 million. The Company expects to continue to generate operating losses in the foreseeable future. As of March 16, 2022, the issuance date of the annual consolidated financial statements for the year ended December 31, 2021, the Company expected that its cash and cash equivalents, would be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the annual consolidated financial statements.

The Company may seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, product expansion or commercialization efforts, or the Company may be unable to continue operations. Although management may pursue these financing plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

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

The COVID-19 pandemic has impacted and may continue to impact personnel at third-party manufacturing facilities or the availability or cost of materials, which would disrupt the Company’s supply chain. It also has affected and may continue to affect the Company’s ability to enroll patients in and timely complete its ongoing clinical trials of SQZ-PBMC-HPV, SQZ-AAC-HPV and SQZ-eAPC-HPV and delay the initiation of future clinical trials, disrupt regulatory activities or have other adverse effects on its business and operations.

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SQZ Biotechnologies Security Corporation and SQZ Biotech HK Limited. All intercompany accounts and transactions have been eliminated in consolidation.

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

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable and cash and cash equivalents. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of December 31, 2021 and 2020, all of the Company’s accounts receivable were related to its collaboration agreements with Roche (see Note 11).

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

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds from the offering in stockholder’s equity as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the statements of operations and comprehensive loss.

Deferred offering costs as of December 31, 2021 are expenses directly related to the Form S-3 filed with the SEC on November 12, 2021 and declared effective on November 18, 2021 (the "Shelf Registration"). These costs consist of legal, accounting, printing and filing fees that the Company has capitalized, including fees incurred by the independent registered public accounting firm directly related to the Shelf Registration. Deferred costs associated with the Shelf Registration are reclassified to additional paid in capital on a pro-rata basis when the Company completes offerings under the Shelf Registration, with any remaining deferred offering costs to be charged to the results of operations if the planned offering is abandoned, or at the end of the three-year life of the Shelf Registration. The Company had $0.3 million and $0 of deferred offering costs as of December 31, 2021 and 2020, respectively.

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

As of December 31, 2021 and 2020, the Company had no allowance for doubtful accounts. During the years ended December 31, 2021 and 2020 the Company did not record any provisions for doubtful accounts and did not write off any accounts receivable balances.

Restricted Cash

As of December 31, 2021 and 2020, the Company maintained letters of credit totaling $2.3 million for the benefit of the landlord of its leased properties. The Company was required to maintain separate cash balances of $2.3 million to secure the letters of credit. The Company classified these separate cash balances of $2.3 million as restricted cash (non-current) in the consolidated balance sheets as of December 31, 2021 and 2020 based on the release dates of the restrictions on this cash. As of December 31, 2021 and 2020, the cash, cash equivalents and restricted cash of $145.8 million and $172.7 million, respectively, presented in the consolidated statements of cash flows included cash and cash equivalents of $143.5 million and $170.4 million, respectively, and restricted cash of $2.3 million for each of the years ended December 31, 2021 and 2020.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. The Company continually evaluates long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares the carrying values of the asset group to the expected future undiscounted cash flows that the asset group is expected to generate from the use and eventual disposition of the long-lived asset group. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. If such asset group is considered to be impaired, the impairment loss to be recognized would be based on the excess of the carrying value of the impaired asset group over its fair value. The Company did not recognize any impairment losses on long-lived assets during the years ended December 31, 2021 and 2020.

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

The fair value of the Company’s cash equivalents are determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts receivable, unbilled receivables, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

Leases

The Company accounts for leases under Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”). The Company has operating leases for office space as well as a contract for manufacturing under which the Company has a dedicated suite. The Company may enter into similar arrangements in the future. Under ASC 842, the Company determines whether such arrangements contain a lease at the inception of a contract by assessing whether there is an identified asset and whether a contract conveys the right to control the use of the identified asset in exchange for consideration and the right to obtain the economic benefits from the use of the identified asset.

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

Stock-Based Compensation

For stock-based awards granted to non-employees, employees and directors, the Company estimates the grant-date fair value of each award using the Black-Scholes option-pricing model. Compensation expense for these awards is recognized over the requisite service period, which is generally the vesting period of the respective award. Generally, the Company issues awards with only service-based vesting conditions and records the expense for these awards using the straight-line method.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the year ended December 31, 2020, the Company’s only element of other comprehensive income (loss) was a reclassification adjustment for gains included in net loss, net of tax.

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

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of common stock equivalents. The Company reported a net loss for each of the years ended December 31, 2021 and 2020.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in the earlier recognition of credit losses, if any. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”), which provides additional implementation guidance on the previously issued ASU 2016-13. For public entities, this guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For the Company, this guidance is effective for fiscal years beginning after December 15, 2022. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on its consolidated financial statements, however the Company does not expect that the standard will have a material impact on its consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”). ASU 2018-18 makes targeted improvements to GAAP for collaborative arrangements, including (i) clarification that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account, (ii) adding unit-of-account guidance in ASC 808, Collaborative Arrangements, to align with the guidance in ASC 606 and (iii) a requirement that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under ASC 606 is precluded if the collaborative arrangement participant is not a customer. For the Company, this guidance was effective for fiscal years beginning after December 15, 2020. The Company adopted ASU 2018-18 as of January 1, 2021 and the standard did not have an impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) (“ASU 2019-12”), which simplifies the accounting for income taxes by eliminating certain exceptions, including the approach for intraperiod tax allocation, the accounting for income taxes in an interim period, hybrid taxes and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. For the Company, this guidance is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted in interim or annual periods with any adjustments reflected as of the beginning of the fiscal year of adoption. Additionally, entities that elect early adoption must adopt all changes as a result of ASU 2019-12. The Company is currently evaluating the impact that the adoption of ASU 2019-12 will have on its consolidated financial statements, however the Company does not expect that the standard will have a material impact on its consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Disclosures by Business Entities about Government Assistance, which requires business entities to provide certain disclosures when they have 1) received government assistance and 2) use a grant or contribution accounting model by analogy to other accounting guidance. The guidance in ASU 2021-10 is effective for all entities for fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2021-10 would have on its financial statements, however the Company does not expect that the standard will have a material impact on its consolidated financial statements.

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2021 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents:
Money market funds	$142,547	$-	$-	$142,547
	$142,547	$-	$-	$142,547

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2020 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents:
Money market funds	$170,097	$—	$—	$170,097
	$170,097	$—	$—	$170,097

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no changes to the valuation methods during the years ended December 31, 2021 and 2020. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1 or Level 2 during the years ended December 31, 2021 and 2020.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	DECEMBER 31,
	2021	2020
Prepaid expenses	$4,027	$4,032
Other receivables	95	548
Interest receivable	-	2
	$4,122	$4,582

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	DECEMBER 31,
	2021	2020
Machinery and equipment	$6,659	$6,139
Leasehold improvements	579	579
Furniture and fixtures	319	459
	7,557	7,177
Less: Accumulated depreciation and amortization	(4,511)	(3,532)
	$3,046	$3,645

Depreciation and amortization expense was $1.2 million and $1.3 million for the years ended December 31, 2021 and 2020, respectively.

In February 2020, as a result of the termination of the 2016 Lease (see Note 10), the Company removed from the consolidated balance sheet leasehold improvements with a cost of $2.7 million and accumulated depreciation related to those leasehold improvements of $1.3 million. The resulting $1.4 million loss was recognized as a component of the $0.1 million net loss recognized by the Company upon termination of the 2016 Lease (see Note 10).

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	DECEMBER 31,
	2021	2020

Accrued external research, development and manufacturing costs	$2,156	$3,085
Accrued employee compensation and benefits	3,040	2,682
Accrued licensing fees (Note 11)	—	743
Other	1,614	848
	$6,810	$7,358

7. Stock-Based Compensation

On October 20, 2020, the Company’s board of directors adopted, and on October 22, 2020 its stockholders approved, the 2020 Incentive Award Plan (the “2020 Plan”), which became effective the day prior to the first public trading date of the Company’s common stock. Following the effectiveness of the 2020 Plan, no further awards are made under the Company’s previous 2014 Stock Incentive Plan (the “2014 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares reserved for issuance under the 2020 Plan is subject to an annual increase on the first day of each calendar year, beginning on January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by the board of directors. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2020 Plan or following the effective date of the 2020 Plan, under the 2014 Plan are added back to the shares of common stock available for issuance under the 2020 Plan. As of December 31, 2021, there were 2,685,500 shares available for future issuance under the 2020 Plan.

On October 20, 2020, the Company’s board of directors adopted, and on October 22, 2020 its stockholders approved, the 2020 Employee Stock Purchase Plan (the ‘‘2020 ESPP’’), which became effective the day prior to the first public trading date of the Company’s common stock. The number of shares of common stock that may be issued under the 2020 ESPP automatically increases on the first day of each calendar year, beginning on January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of (i) 1% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by the board of directors, provided that not more than 3,724,461 shares of common stock may be issued under the 2020 ESPP. As of December 31, 2021, 13,627 shares had been issued under the 2020 ESPP and 510,122 shares were available for issuance under the 2020 ESPP.

Stock Option Valuation

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model.

Before November 3, 2020, the Company was a private company and until that time lacked company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer public companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of an option for time periods approximately equal to the expected term of the option. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The expected dividend yield of 0% is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	YEAR ENDED DECEMBER 31,
	2021	2020
Fair value of common stock	$15.55	$7.70
Expected term (years)	6.0	6.0
Expected volatility	76.4%	73.3%
Risk-free interest rate	0.90%	0.60%
Expected annual dividend yield	0%	0%

The following table summarizes the Company’s stock option activity since December 31, 2020:

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	INTRINSIC VALUE
			(in years)	(in thousands)
Outstanding at December 31, 2020	4,039,894	$7.69	8.41	$85,993
Granted	1,322,226	15.55
Exercised	(333,417)	3.92
Forfeited or canceled	(689,180)	11.66
Outstanding at December 31, 2021	4,339,523	$9.75	7.68	$8,823
Vested and expected to vest at December 31, 2021	4,339,523	$9.75	7.68	$8,823
Options exercisable at December 31, 2021	2,000,970	$6.33	6.46	$7,115

The weighted-average grant-date valuation of stock options granted during the years ended December 31, 2021 and 2020 was $10.26 per share and $7.70 per share, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021 and 2020 was $3.8 million and $4.4 million, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options and restricted stock awards was classified in the consolidated statements of operations as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2021	2020
Research and development expenses	$3,243	$1,243
General and administrative expenses	5,262	2,359
	$8,505	$3,602

In September 2021 and November 2021, the Company modified the terms of stock options previously granted to two executive officers. As a result of these modifications, the Company recorded an expense of approximately $1.4 million for the year ended December 31, 2021 to account for the incremental change in the fair value of the stock options before and after the modifications. Of this total expense, $0.9 million was recognized in research and development expenses.

As of December 31, 2021, total unrecognized stock-based compensation expense related to unvested stock-based awards was $16.1 million, which is expected to be recognized over a weighted-average period of 2.5 years.

8. Income Taxes

For the years ended December 31, 2021 and 2020, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period, due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	YEAR ENDED DECEMBER 31,
	2021	2020
Federal statutory income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(6.0)	(6.3)
Federal and state research and development tax credits	(3.8)	(5.4)
Change in deferred tax rate	—	0.2
Other	0.6	(0.2)
Change in deferred tax asset valuation allowance	30.2	32.7
Effective income tax rate	0.0%	0.0%

The Company’s net deferred tax assets consisted of the following (in thousands):

	DECEMBER 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$42,897	$20,032
Research and development tax credit carryforwards	11,963	9,310
Deferred revenue	5,036	11,519
Accrued expenses	782	764
Operating lease liabilities	18,892	12,791
Stock-based compensation	2,118	816
Other	298	311
Total deferred tax assets	81,986	55,543
Valuation allowance	(62,671)	(41,894)
Total deferred tax assets, net of valuation allowance	19,315	13,649
Deferred tax liabilities:
Depreciation	(382)	(515)
Operating lease right-of-use assets	(18,933)	(13,134)
Total deferred tax liabilities	(19,315)	(13,649)
Net deferred tax assets	$—	$—

As of December 31, 2021, the Company had U.S. federal net operating loss (“NOL”) carryforwards of $158.4 million, which may be available to offset future taxable income, of which $11.3 million begin to expire in 2034 and of which $147.1 million do not expire but are generally limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2021, the Company had state net operating loss carryforwards of $152.0 million, which may be available to offset future taxable income and begin to expire in 2035. As of December 31, 2021, the Company also had U.S. federal and state research and development tax credit carryforwards of $8.1 million and $4.9 million, respectively, which will begin to expire in 2034 and 2030 respectively.

Utilization of the U.S. federal and state NOL carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and research and development tax credit carryforwards that can be utilized annually to offset future taxable income or tax liabilities. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. If a change in control has occurred at any time since the Company’s formation, utilization of its pre-change NOLs or research and development tax credit carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, which could then be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards or research and development tax credit carryforwards before their utilization. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. Until a study is completed by the Company and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2021 and 2020. Management reevaluates the positive and negative evidence at each reporting period.

The Company generated research credits for the tax years ending after December 31, 2013 but has not conducted a study to document qualified activities. This study may result in an adjustment to the Company's research and development carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an unrecognized tax benefit for the year ended December 31, 2021. A full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research credit carryforward and the valuation allowance.

For the years ended December 31, 2021 and 2020, the valuation allowance increased primarily due to increases in NOL carryforwards and research and development tax credit carryforwards as well as the increase in stock compensation awards partially offset by a decrease in deferred revenue and was as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2021	2020
Valuation allowance at beginning of year	$(41,894)	$(25,336)
Increases recorded to income tax provision	(20,777)	(16,558)
Valuation allowance at end of year	$(62,671)	$(41,894)

As of December 31, 2021 and 2020, the Company had not recorded any amounts for unrecognized tax benefits. Interest and penalties related to income taxes are recorded as a component of the income tax provision in the consolidated statements of operations and comprehensive loss. As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the consolidated statements of operations and comprehensive loss.

The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company is open to future tax examination under statute from 2018 to the present; however, carryforward attributes that were generated prior to 2018 may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in a future period. The Company closed an examination by the Internal Revenue Service for the year ending December 31, 2018 with a minimal adjustment to its federal NOL carryforwards. The Company has not received any other notice of examination in any jurisdictions for any tax year open under statute.

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

As of December 31, 2020, the Company had a liability of $0.7 million included in accrued expenses (see Note 6) for amounts owed to MIT under the sublicense terms of the MIT Agreement. The Company had no liability to MIT under the sublicense terms of the MIT Agreement as of December 31, 2021. During both the years ended December 31, 2021 and 2020, the Company did not recognize any research and development expense under the sublicense terms of the agreement.

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

In 2019, the Company paid the upfront fee of $1.0 million and recorded this amount as a research and development expense in its consolidated statement of operations and comprehensive loss. As of December 31, 2021 and 2020, the Company had not made any additional payments and had not accrued for any contingent payments as there were no development, regulatory or sales milestones that were probable of being achieved.

Manufacturing Services Agreements

During the years ended December 31, 2021 and 2020, the Company entered into agreements with a contract manufacturing organization to provide manufacturing services related to its product candidates as it began to prepare for future clinical trials. The Company had non-cancelable lease commitments representing one year of lease payments as of December 31, 2021 related to these agreements. These payments are included within the minimum lease payments for fiscal year 2022 in Note 10.

401(k) Plan

The Company sponsors a 401(k) defined contribution benefit plan (the “401(k) Plan”), which covers all employees who meet certain eligibility requirements as defined in the 401(k) Plan and allows participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the 401(k) Plan may be made at the discretion of management. For the years ended December 31, 2021 and 2020, the Company contributed $0.4 million and $0.3 million, respectively to the 401(k) Plan.

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

10. Leases

As of December 31, 2021 and 2020, the Company leased its office and laboratory facilities under a non-cancelable operating lease entered into in December 2018, which includes lease incentives, payment escalations and rent holidays. The Company had not entered into any financing leases or any material short-term operating leases as of December 31, 2021 and 2020.

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

Embedded Lease

The Company evaluated its vendor contracts to identify embedded leases, if any, and noted that an agreement entered into in April 2019 with a contract manufacturing supplier constituted a lease under ASC 842 because the Company has the right to substantially all of the economic benefits from the use of the asset and can direct the use of the asset. The embedded lease commenced in September 2019 and initially expired 24 months from the commencement date, with no stated option to extend the term. Upon the commencement date, the Company recorded right-of-use assets and operating lease liabilities in equal amounts of $14.7 million in connection with this embedded lease. At various times in 2020 and 2021, the Company amended the terms of its agreement with the contract manufacturing supplier to allow for an increase in manufacturing runs, and to extend the term of the arrangement. These amendments resulted in an increase in the estimated future payments to be made by the Company to the contract manufacturing supplier. The Company determined that these amendments constituted modifications of the existing agreement under ASC 842, rather than separate contracts. Upon the modification in June 2020, the Company recorded increases in right-of-use assets and operating lease liabilities in equal amounts of $0.9 million. In September 2020, the Company's amendment of the agreement with its contract manufacturing supplier to extend the term of the agreement, which had the effect of extending the term of the embedded lease by one year through August 31, 2022. The amendment increased the Company’s contractual payment obligations by $9.9 million, representing the monthly fees payable over that one-year extension. The amendment also included an option of the Company to further extend the term of the manufacturing services agreement by one additional year. The Company evaluated the probability of its exercising the option to extend the term of the agreement and concluded that it was reasonably certain that it would occur. The Company therefore recorded increases in right-of-use assets and operating liabilities in equal amounts of $16.2 million following the amendment. In September 2021, the Company amended the terms of its agreement to allow for an increase in manufacturing runs, and to extend the term of the agreement through December 2026. Upon the modification in September 2021, the Company recorded increases in right-of-use assets and operating lease liabilities in equal amounts of $31.3 million.

Lease agreements

The Company’s lease agreements, including the embedded lease, have terms ranging from five years to ten years. As noted above, the 2018 Lease includes an option to extend the lease for up to five years. This option would only be included in the determination of the amount of the lease liability when it is reasonably certain that the option will be exercised. When determining if a renewal option is reasonably certain of being exercised, the Company considers several economic factors, including, but not limited to, the significance of leasehold improvements incurred on the property, whether the asset is difficult to replace, underlying contractual obligations or specifics unique to that particular lease that would make it reasonably certain that the Company would exercise such option. Renewal and termination options were not included in the lease term for the Company’s new and existing operating leases as these options were not reasonably certain of being exercised.

Right-of-use assets under operating leases at December 31, 2021 and 2020 totaled $69.8 million and $48.4 million, respectively. The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance.

Future minimum lease payments for operating leases with initial or remaining terms in excess of one year at December 31, 2021 were as follows (in thousands):

YEAR ENDING DECEMBER 31,
2022	$14,816
2023	14,900
2024	15,025
2025	15,154
2026	14,007
Thereafter	14,088
Total lease payments	87,990
Less: Imputed interest	(18,298)
Total operating lease liabilities	$69,692

Lease Portfolio

The components of lease cost and supplemental information for the Company’s lease portfolio were as follows (in thousands, except term and discount rate amounts):

	YEAR ENDED DECEMBER 31,
	2021	2020
Lease cost:
Operating lease cost	$13,725	$12,607
Variable lease cost	1,963	1,164
Short-term lease cost	—	21
	$15,688	$13,792

	DECEMBER 31,
	2021	2020
Weighted-average remaining lease term (in years)	6.2	6.7
Weighted-average discount rate%	7.6%	7.2%

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2021	2020

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$12,611	$11,903

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

The Company assessed its accounting for the 2017 Roche Agreement under ASC 606 as the transactions underlying the agreement were deemed to be transactions with a customer. The Company identified the following promises under the 2017 Roche Agreement: (i) a non-exclusive license granted to Roche to perform research related to and use the Company’s Cell Squeeze technology for gene editing of immune cells; (ii) specified research and development services related to gene editing of immune cells through the research term; (iii) manufacturing activities to support the specified research plan; and (iv) participation on a JRC. The annual maintenance fees described above were determined by the Company to be optional renewal payments. The Company concluded that each of the promises under the agreement was not distinct from the other promises in the arrangement. The research license was determined to not be distinct from the research and manufacturing activities primarily as a result of Roche being unable to benefit on its own or with other resources reasonably available in the marketplace because the license to the Company’s intellectual property requires significant specialized capabilities in order to be further developed, the research services necessary to develop the product are highly specialized, and the Company’s proprietary Cell Squeeze technology is a key capability of that development. The research and manufacturing services were determined not to be distinct because the promise under the agreement is to complete research and development, inclusive of the manufacturing. In addition, the Company determined that the impact of participation on the JRC was insignificant and had an immaterial impact on the accounting model. As such, the Company concluded that the first three promises should be combined into a single performance obligation. Based on these assessments, the Company identified one distinct performance obligation at the outset of the 2017 Roche Agreement.

The Company recognizes revenue associated with the performance obligation as the research, development and manufacturing services are provided using an input method, based on the cumulative costs incurred compared to the total estimated costs expected to be incurred to satisfy the performance obligation. The transfer of control to the customer occurs over the time period that the research and development services are to be provided by the Company, and this cost-to-cost method is, in management’s judgment, the best measure of progress towards satisfying the performance obligation. To date, the amounts received from Roche that had not yet been recognized as revenue have been deferred as a contract liability in the Company’s consolidated balance sheet and have been recognized over the remaining research and development period until the performance obligation is satisfied.

As of December 31, 2020, the Company had recorded as a contract liability, deferred revenue related to the 2017 Roche Agreement of $1.2 million. In early 2022, the Company received notice that the 2017 Roche Agreement was terminated and all active work streams under the 2017 Roche Agreement were concluded, and as of December 31, 2021, the Company concluded that it expected to incur no additional costs to satisfy the remaining performance obligations under the 2017 Roche Agreement and the Company recognized revenue of $1.2 million under the 2017 Roche Agreement. There was no remaining deferred revenue under the 2017 Roche Agreement as of December 31, 2021. During the year ended December 31, 2020, there were no significant changes in the total estimated costs expected to be incurred to satisfy the performance obligation under the 2017 Roche Agreement and the Company recognized revenue of $0.5 million under the 2017 Roche Agreement.

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

Under the 2018 Roche Agreement, Roche was granted option rights to obtain an exclusive license to develop APC products or products derived from the collaboration programs on a product-by-product basis. These option rights are exercisable upon the achievement of clinical Phase 1 proof of concept and expire, if unexercised, as of a date specified in the agreement. In addition, Roche was granted an option right to obtain an exclusive license to develop a Tumor Cell Lysate (“TCL”) product. This option right is exercisable upon the achievement of clinical proof of concept and expires, if unexercised, as of a date specified in the agreement. For each of the APC products and TCL product, once Roche exercises its option and pays a specified incremental amount ranging from $15.0 million to $50.0 million for APC products and of $100.0 million for the TCL product, Roche will receive worldwide, exclusive commercialization rights for the licensed products, subject to the Company’s alternating option to retain U.S. APC commercialization rights. The Company will retain worldwide commercialization rights to any APC products or the TCL product for which Roche elects not to exercise its applicable option. For the first APC product that Roche exercises its option, Roche will receive worldwide, exclusive commercialization rights for the licensed product. On a product-by-product basis for the APC products, after the first product option is exercised by Roche and for every other product for which Roche exercises its option, the Company will retain an option to obtain the exclusive commercialization rights in the United States. Upon exercise of the TCL option by Roche, (i) the Company will be entitled to receive the aforementioned milestone payment of $100.0 million and (ii) profits from the TCL product will be shared equally by the Company and Roche. Through December 31, 2021 and 2020 Roche had not exercised any of its options under the 2018 Roche Agreement.

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

During the fourth quarter of 2019, the Company evaluated its overall program priorities and determined that in 2020 it would continue to focus its resources on progressing the specified APC programs related to the 2018 Roche Agreement as well as its Activating Antigen Carriers (“AAC”) and Tolerizing Antigen Carriers (“TAC”) platforms. As a result of its continuing focus on these specific programs, the Company reduced the level of priority of the TCL research activities under the 2018 Roche Agreement and expects to perform such TCL research activities over a longer time period than as originally expected under the specified research plan of the agreement. Since the fourth quarter of 2019, the Company has classified $9.2 million as non-current deferred revenue in its consolidated balance sheet which will remain unrecognized as revenue until TCL research activities resume or the 2018 Roche Agreement is modified by the Company and Roche.

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

During the year ended December 31, 2021, the total estimated costs expected to be incurred to satisfy the performance obligations under the 2018 Roche Agreement decreased by $7.3 million. During the year ended December 31, 2020, the total estimated costs expected to be incurred to satisfy the performance obligations increased by $7.3 million. In the fourth quarter of 2021, the Company became entitled to receive a milestone payment of $3.0 million upon (i) the recommendation by an independent panel that we could advance our SQZ-PBMC-HPV clinical trial to combination therapy to checkpoint initiators and (ii) the initiation of that therapy. The Company achieved both requirements in the fourth quarter of 2021 and therefore included the $3.0 million milestone payment in its estimate of the transaction price for the 2018 Roche Agreement. As a result, the Company recorded a cumulative catch-up adjustment to collaboration revenue of $2.5 million during the year ended December 31, 2021.

The Company recognized revenue of $25.8 million and $20.5 million during the years ended December 31, 2021 and 2020, respectively, under the 2018 Roche Agreement. As of December 31, 2021 and 2020, the Company recorded as a contract liability deferred revenue related to the 2018 Roche Agreement of $21.2 million and $44.0 million, respectively, of which $12.0 million and $24.7 million, respectively, were current liabilities. As of December 31, 2021, the research and development services related to the first performance obligation was expected to be performed over remaining period of one year. As of December 31, 2020, the research and development services related to the first and second performance obligations were expected to be performed over remaining periods ranging from one year to 1.5 years.

As of December 31, 2021, the expected remaining period of performance of the Company’s research and development services related to the third performance obligation was not determinable, and it will not become determinable until TCL research activities resume, or the 2018 Roche Agreement is modified by the Company and Roche.

Contract Liability

The changes in the total contract liability (deferred revenue) balances related to the Company’s license and collaboration agreements with Roche were as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2021	2020
Balance at beginning of period	$45,201	$40,453
Deferral of revenue	3,100	25,746
Recognition of deferred revenue	(27,098)	(20,998)
Balance at end of period	$21,203	$45,201

During the years ended December 31, 2021 and 2020, the Company recognized revenue of $24.5 million and $16.3 million, respectively, related to deferred revenue that was recorded as a contract liability at the beginning of each respective year.

12. Net Loss per Share

Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	YEAR ENDED DECEMBER 31,
	2021	2020
Numerator:
Net loss	$(68,741)	$(50,521)
Denominator:
Weighted-average common shares outstanding, basic and diluted	27,578,844	5,401,895
Net loss per share attributable to common stockholders, basic and diluted	$(2.49)	$(9.35)

The Company’s potential dilutive securities, which consist of common stock options have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	YEAR ENDED DECEMBER 31,
	2021	2020
Stock options to purchase common stock	4,339,523	4,039,894
	4,339,523	4,039,894