Form 10-Q
period 2022-03-31
SQZ Biotechnologies Co
filed 2022-05-10
CIK 1604477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 5, 2022, the registrant had 28,148,125 shares of common stock, $0.001 par value per share, outstanding.

SQZ BIOTECHNOLOGIES COMPANY

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our plans to develop, manufacture and commercialize our product candidates, the timing or outcome of our ongoing or planned clinical trials for SQZ-PBMC-HPV, SQZ-AAC-HPV, SQZ-eAPC-HPV or any of our other pipeline product candidates and any future product candidates, the clinical utility of our product candidates, the anticipated impact of the COVID-19 pandemic on our business and operations, including manufacturing, research and development, clinical trials and employees, our cash needs and availability, and the plans and objectives of management for future operations, are forward-looking statements.

The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, risks and uncertainties related to our limited operating history; our significant losses incurred since inception and expectation to incur significant additional losses for the foreseeable future; the development of our initial product candidates, upon which our business is highly dependent; the impact of the COVID-19 pandemic on our operations and clinical activities; our need for additional funding and our cash runway; the lengthy, expensive, and uncertain process of clinical drug development, including uncertain outcomes of clinical trials and potential delays in regulatory approval; our ability to maintain our relationships with our third party vendors and strategic collaborators; protection of our proprietary technology, intellectual property portfolio and the confidentiality of our trade secrets; and other important factors discussed under the caption "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and other filings with the U.S. Securities and Exchange Commission.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	MARCH 31,	DECEMBER 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$122,914	$143,513
Accounts receivable	—	3,000
Prepaid expenses and other current assets	5,003	4,122
Total current assets	127,917	150,635
Property and equipment, net	2,885	3,046
Restricted cash	2,305	2,305
Deferred offering costs	323	323
Operating lease right-of-use assets	67,367	69,843
Total assets	$200,797	$226,152
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,204	$3,971
Accrued expenses	8,526	6,810
Current portion of deferred revenue	9,638	12,507
Current portion of operating lease liabilities	10,131	9,936
Total current liabilities	29,499	33,224
Deferred revenue, net of current portion	9,196	9,196
Operating lease liabilities, net of current portion	57,188	59,756
Total liabilities	95,883	102,176
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2022 and December 31, 2021; No shares issued or outstanding.	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2022 and December 31, 2021; 28,148,125 and 28,133,368 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	28	28
Additional paid-in capital	321,434	319,458
Accumulated deficit	(216,548)	(195,510)
Total stockholders’ equity	104,914	123,976
Total liabilities and stockholders’ equity	$200,797	$226,152

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Collaboration revenue	$2,869	$5,454
Operating expenses:
Research and development	17,010	14,740
General and administrative	6,912	6,120
Total operating expenses	23,922	20,860
Loss from operations	(21,053)	(15,406)
Other income (expense):
Interest income	15	9
Other income (expense), net	—	(2)
Total other income, net	15	7
Net loss and comprehensive loss	(21,038)	(15,399)
Net loss per share, basic and diluted	$(0.75)	$(0.59)
Weighted-average common shares outstanding, basic and diluted	28,145,036	26,264,019

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
Balances at December 31, 2021	28,133,368	$28	$319,458	$(195,510)	$123,976
Issuance of common stock upon exercise of stock options	14,757	—	29	—	29
Stock-based compensation expense	—	—	1,947	—	1,947
Net loss	—	—	—	(21,038)	(21,038)
Balances at March 31, 2022	28,148,125	$28	$321,434	$(216,548)	$104,914

	COMMON STOCK		ADDITIONAL		TOTAL
	SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY
Balances at December 31, 2020	24,786,324	$25	$253,943	$(126,769)	$127,199
Issuance of common stock upon public offering, net of issuance costs of $798	3,000,000	3	55,602	—	55,605
Issuance of common stock upon exercise of stock options	94,787	—	299	—	299
Stock-based compensation expense	—	—	1,581	—	1,581
Net loss	—	—	—	(15,399)	(15,399)
Balances at March 31, 2021	27,881,111	$28	$311,425	$(142,168)	$169,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(21,038)	$(15,399)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	276	327
Amortization of operating lease right-of-use assets	2,476	2,474
Stock-based compensation expense	1,947	1,581
Loss on disposal of equipment	41	—
Changes in operating assets and liabilities:
Accounts receivable	3,000	1,892
Prepaid expenses and other current assets	(881)	(1,603)
Accounts payable	(2,729)	572
Accrued expenses	1,716	(2,645)
Deferred revenue	(2,869)	(5,454)
Operating lease liabilities	(2,373)	(2,329)
Net cash used in operating activities	(20,434)	(20,584)
Cash flows from investing activities:
Purchases of property and equipment	(228)	(247)
Proceeds from disposals of property and equipment	34	—
Net cash used in investing activities	(194)	(247)
Cash flows from financing activities:
Proceeds from follow-on public offering of common stock, net of commissions and underwriting discounts	—	56,400
Payment of public offering costs	—	(1,296)
Proceeds from exercise of stock options	29	299
Net cash provided by financing activities	29	55,403
Net (decrease) increase in cash, cash equivalents and restricted cash	(20,599)	34,572
Cash, cash equivalents and restricted cash at beginning of period	145,818	172,662
Cash, cash equivalents and restricted cash at end of period	$125,219	$207,234
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued expenses at end of period	$—	$605

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of the Business and Basis of Presentation

SQZ Biotechnologies Company (the “Company”) is a clinical-stage biotechnology company developing cell therapies for patients with cancer, autoimmune and infectious diseases and other serious conditions. The Company uses its proprietary Cell Squeeze technology to physically squeeze cells through a microfluidic chip, temporarily opening the cell membrane and enabling biologic material of interest, or cargo, to diffuse into the cell. The Company is using Cell Squeeze technology to create multiple cell therapy platforms focused on directing specific immune responses. The Company was incorporated in March 2013 under the laws of the State of Delaware.

The Company is subject to a number of risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, the ability to obtain additional financing, protection of proprietary technology, dependence on key personnel, the ability to attract and retain qualified employees, compliance with government regulations, the impact of the COVID-19 pandemic, and the clinical and commercial success of its product candidates. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with payments received in connection with collaboration agreements, proceeds from equity and debt financing, and most recently, with proceeds from its 2020 initial public offering (“IPO”) and its 2021 follow-on offering. The Company has incurred recurring losses since inception, including net losses of $21.0 million for the three months ended March 31, 2022. As of March 31, 2022, the Company had an accumulated deficit of $216.5 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these interim condensed consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months. The Company will seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. If the Company is unable to obtain funding, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

Impact of the COVID-19 Pandemic

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SQZ Biotechnologies Security Corporation, SQZ Biotech HK Limited and SQZ Biotech (Shanghai) Co., Ltd. All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2021 was derived from audited financial statements but does not include all disclosures required by GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 16, 2022. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2022, the consolidated results of operations for the three months ended March 31, 2022 and 2021, and the consolidated cash flows for three months ended March 31, 2022 and 2021 have been made. The Company’s consolidated results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the full year or any other subsequent interim period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition, the accrual of research and development expenses, the valuation of common stock and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, judgments and methodologies as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.

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

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) (“ASU 2019-12”), which simplifies the accounting for income taxes by eliminating certain exceptions, including the approach for intraperiod tax allocation, the accounting for income taxes in an interim period, hybrid taxes and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The Company adopted this standard as of January 1, 2022 and the standard did not have a material impact on its consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Disclosures by Business Entities about Government Assistance, which requires business entities to provide certain disclosures when they have 1) received government assistance and 2) use a grant or contribution accounting model by analogy to other accounting guidance. The Company adopted this standard as of January 1, 2022 and the standard did not have a material impact on its consolidated financial statements.

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	FAIR VALUE MEASUREMENTS AT MARCH 31, 2022 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents:
Money market funds	$121,958	$—	$—	$121,958
	$121,958	$—	$—	$121,958

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2021 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents:
Money market funds	$142,547	$—	$—	$142,547
	$142,547	$—	$—	$142,547

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no changes to the valuation methods during the three months ended March 31, 2022.The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between levels during the three months ended March 31, 2022.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2022	2021
Machinery and equipment	$6,536	$6,659
Leasehold improvements	579	579
Furniture and fixtures	318	319
	$7,433	$7,557
Less: Accumulated depreciation and amortization	(4,548)	(4,511)
	$2,885	$3,046

Depreciation and amortization expense for each of the three months ended March 31, 2022 and 2021 was $0.3 million.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2022	2021

Accrued external research, development and manufacturing costs	$5,168	$2,156
Accrued employee compensation and benefits	1,349	3,040
Other	2,009	1,614
	$8,526	$6,810

6. Stock-Based Compensation

The following table summarizes the Company’s stock option activity since December 31, 2021:

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	INTRINSIC VALUE
			(in years)	(in thousands)
Outstanding at December 31, 2021	4,339,523	$9.75	7.68	$8,823
Granted	1,962,387	6.46
Exercised	(14,757)	1.95
Forfeited or canceled	(195,726)	10.85
Outstanding at March 31, 2022	6,091,427	$8.67	8.02	$1,298
Vested and expected to vest at March 31, 2022	6,091,427	$8.67	8.02	$1,298
Options exercisable at March 31, 2022	2,306,348	$7.23	6.03	$1,247

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options was classified in the consolidated statements of operations as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Research and development expenses	$655	$562
General and administrative expenses	1,292	1,019
	$1,947	$1,581

As of March 31, 2022, total unrecognized stock-based compensation expense related to unvested stock-based awards was $22.7 million, which is expected to be recognized over a weighted-average period of 3.1 years.

7. Income Taxes

For the three months ended March 31, 2022 and 2021, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period, due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

8. Commitments and Contingencies

Leases

The Company’s commitments under its leases are described in Note 9.

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

As of March 31, 2022 and December 31, 2021, the Company had no liabilities related to the MIT Agreement. During each of the three months ended March 31, 2022 and 2021, the Company did not recognize any research and development expense under the sublicense terms of the MIT Agreement.

Manufacturing Services Agreements

The Company has entered into agreements with a contract manufacturing organization to provide manufacturing services related to its product candidates. As of March 31, 2022, the Company had no non-cancelable payments under these agreements, as amended, other than the amounts included in the current portion of operating lease liabilities on the Company's consolidated balance sheets.

401(k) Plan

The Company sponsors a 401(k) defined contribution benefit plan (the “401(k) Plan”), which covers all employees who meet certain eligibility requirements as defined in the 401(k) Plan and allows participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the 401(k) Plan may be made at the discretion of management. For each of the three months ended March 31, 2022 and 2021, the Company contributed $0.1 million to the 401(k) Plan.

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

9. Leases

As of March 31, 2022, the Company leases its office and laboratory facilities under a non-cancelable operating lease entered into in December 2018, which included lease incentives, payment escalations and rent holidays. In addition, the Company has an agreement entered into in April 2019 with a contract manufacturing supplier that is considered an embedded lease because the Company has substantially all the economic benefits of the related asset and can direct its use. The Company had not entered into any financing leases or any short-term operating leases as of March 31, 2022 and December 31, 2021.

The components of lease cost and other information for the Company’s lease portfolio were as follows (in thousands, except term and discount rate amounts):

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Lease cost:
Operating lease cost	$3,760	$3,261
Variable lease cost	557	325
	$4,317	$3,586

	MARCH 31, 2022	DECEMBER 31, 2021
Other information:
Weighted-average remaining lease term (in years)	5.9	6.2
Weighted-average discount rate	7.6%	7.6%

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$3,657	$3,132

10. License and Collaboration Agreements

2017 License and Collaboration Agreement with Roche

In April 2017, the Company entered into a second license and collaboration agreement with Roche (the “2017 Roche Agreement”) to allow Roche to use the Company’s Cell Squeeze technology to enable gene editing of immune cells to discover new targets in cancer immunotherapy. The 2017 Roche Agreement included several licenses granted by Roche to the Company and by the Company to Roche in order to conduct a specified research program in accordance with a specified research plan. In the first quarter of 2022, the Company received notice that the 2017 Roche Agreement was terminated and all active work streams under the 2017 Roche Agreement were concluded. As of December 31, 2021, the Company determined that it expected to incur no additional costs to satisfy the remaining performance obligations under the 2017 Roche Agreement and all remaining deferred revenue was recognized as of that date. There was no revenue recorded under this agreement during the three months ended March 31, 2022.

During the three months ended March 31, 2021, the total costs expected to be incurred to satisfy the performance obligation under the 2017 Roche Agreement decreased by $0.3 million. The Company recognized revenue of $0.6 million during the three months ended March 31, 2021.

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

Under the 2018 Roche Agreement, Roche was granted option rights to obtain an exclusive license to develop APC products or products derived from the collaboration programs on a product-by-product basis. These option rights are exercisable upon the achievement of clinical Phase 1 proof of concept and expire, if unexercised, as of a date specified in the agreement. In addition, Roche was granted an option right to obtain an exclusive license to develop a Tumor Cell Lysate (“TCL”) product. This option right is exercisable upon the achievement of clinical proof of concept and expires, if unexercised, as of a date specified in the agreement. For each of the APC products and TCL product, once Roche exercises its option and pays a specified incremental amount ranging from $15.0 million to $50.0 million for APC products and of $100.0 million for the TCL product, Roche will receive worldwide, exclusive commercialization rights for the licensed products, subject to the Company’s alternating option to retain U.S. APC commercialization rights. The Company will retain worldwide commercialization rights to any APC products or the TCL product for which Roche elects not to exercise its applicable option. For the first APC product that Roche exercises its option, Roche will receive worldwide, exclusive commercialization rights for the licensed product. On a product-by-product basis for the APC products, after the first product option is exercised by Roche and for every other product for which Roche exercises its option, the Company will retain an option to obtain the exclusive commercialization rights in the United States. Upon exercise of the TCL option by Roche, (i) the Company will be entitled to receive the aforementioned milestone payment of $100.0 million and (ii) profits from the TCL product will be shared equally by the Company and Roche. Through March 31, 2022, Roche had not exercised any of its options under the 2018 Roche Agreement.

Under the 2018 Roche Agreement, the Company received an upfront payment of $45.0 million and is eligible to receive (i) reimbursement of a mid-double-digit percentage of its development costs; (ii) aggregate milestone payments on a product-by-product basis of up to $1.6 billion upon the achievement of specified milestones, consisting of up to $217.0 million of development milestone payments, up to $240.0 million of regulatory milestone payments and up to $1.2 billion of sales milestone payments; and (iii) tiered royalties on annual net sales of APC and TCL products licensed under the agreement, as described below. The Company received the upfront payment of $45.0 million in October 2018 upon execution of the agreement. In addition, during the second quarter of 2019, the Company received a payment of $10.0 million following the achievement of the first development milestone under the 2018 Roche Agreement related to submission by the Company of preclinical data to the U.S. Food and Drug Administration (“FDA”). During the first quarter of 2020, the Company received a payment of $20.0 million following the achievement of the second development milestone under the 2018 Roche Agreement related to first-patient dosing in a Phase 1 clinical trial. In the first quarter of 2022, the Company received a milestone payment of $3.0 million having achieved in the fourth quarter of 2021 the following: (i) the endorsement by an independent panel that it could advance its SQZ-PBMC-HPV clinical trial to combination therapy using checkpoint inhibitors and (ii) the initiation of that therapy.

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

During the three months ended March 31, 2022 and 2021, there were no significant changes in the total estimated costs expected to be incurred to satisfy the performance obligations under the 2018 Roche Agreement. The Company recognized revenue of $2.9 million and $4.9 million during the three months ended March 31, 2022 and 2021, respectively, under this agreement. As of March 31, 2022, the Company recorded as a contract liability deferred revenue related to the 2018 Roche Agreement of $18.3 million, of which $9.1 million was a current liability. As of March 31, 2022, the research and development services related to the performance obligations were expected to be performed over a remaining period of nine months. As of December 31, 2021, the Company recorded as a contract liability deferred revenue related to the 2018 Roche Agreement of $21.2 million, of which $12.0 million was a current liability.

As of March 31, 2022 and December 31, 2021, the expected remaining period of performance of the Company’s research and development services related to the third performance obligation was not determinable, and it will not become determinable until TCL research activities resume or the 2018 Roche Agreement is modified by the Company and Roche.

Contract Liability

The changes in the total contract liability (deferred revenue) balances related to the Company’s license and collaboration agreements were as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Balance at beginning of period	$21,203	$45,201
Recognition of deferred revenue	(2,869)	(5,454)
Balance at end of period	$18,334	$39,747

11. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Numerator:
Net loss	$(21,038)	$(15,399)
Denominator:
Weighted-average common shares outstanding, basic and diluted	28,145,036	26,264,019
Net loss per share attributable to common stockholders, basic and diluted	$(0.75)	$(0.59)

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

	THREE MONTHS ENDED MARCH 31,
	2022	2021
Stock options to purchase common stock	6,091,427	4,710,746
	6,091,427	4,710,746

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission, or SEC, on March 16, 2022 (the “2021 Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our 2021 Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biotechnology company focused on unlocking the full potential of cell therapies to benefit patients with cancer, autoimmune and infectious diseases, and other serious conditions. The company was founded on the therapeutic potential of Cell Squeeze® technology, our proprietary technology which allows for rapid delivery of a variety of cargo into different cell types. We aim to create multiple cell therapies that drive the immune system to combat diseases.

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

In 2021, we executed on several key areas of our pipeline and advanced our APC platform objectives. As of December 31, 2021, we have dosed 20 patients in our Phase 1 trial for our lead APC candidate, SQZ-PBMC-HPV, in HPV16+ advanced solid tumors. We reported interim data from the first three monotherapy dose-escalation cohorts at the 2021 American Society of Clinical Oncology, or ASCO, Annual Meeting, and presented interim safety, biomarker, and clinical data from the highest dose SQZ-PBMC-HPV monotherapy cohort at the 2021 European Society for Medical Oncology Immuno-Oncology, or ESMO-IO, Congress. Key observations from the reported data include, as of a cutoff date of October 8, 2021 (n=18 patients):

•
SQZ-PBMC-HPV induced a radiographic response and led to symptomatic improvement as a monotherapy treatment in a checkpoint refractory head-and-neck cancer patient
•
Across all dose levels, there were no observed treatment-related Grade 3 or greater serious adverse events, and no patient met the dose limiting toxicity, or DLT, criteria
•
Autologous cell therapy manufacturing was demonstrated in under 24 hours for all monotherapy patients, with multiple doses produced and an average vein-to-vein time of approximately one week

We have advanced our trial to evaluate SQZ-PBMC-HPV in combination with checkpoint inhibitor therapies, and are continuing to enroll patients in the highest dose monotherapy cohort. We are targeting additional data in the second half of 2022. In April 2022, the U.S. Food and Drug Administration, or FDA, granted Fast Track Designation to SQZ-PBMC-HPV for the treatment of HPV16+ advanced or metastatic solid tumors.

We have continued to build upon the progress of our SQZ® APC platform through the development of the novel SQZ® eAPC platform. Our lead eAPC product candidate leverages the added capabilities and functionality of multiple antigen presentation and immunological signals achieved through multiplexed mRNA delivery to diverse immune cell types. In January 2022, we received allowance to proceed with clinical trials from the FDA under our Investigational New Drug, or IND, application for SQZ-eAPC-HPV, our lead eAPC candidate engineered with HPV16 antigens and costimulatory signals. We plan to initiate the SQZ-eAPC-HPV trial, the COMMANDER-001 Phase 1/2 study, in patients with HPV16+ advanced solid tumors in the first half of 2022. We anticipate announcing initial interim data from this study in the second half of 2022. In addition to our efforts in the oncology field, we are also continuing to advance the eAPC platform in the infectious diseases field.

In 2021, we received allowance to proceed with clinical trials from the FDA under our IND for SQZ-AAC-HPV, our lead AAC product candidate derived from red blood cells engineered with tumor-specific antigens. We are currently enrolling monotherapy cohorts as part of the Phase 1 ENVOY-001 trial to assess safety and tolerability as well as secondary outcome measures of the investigational SQZ-AAC-HPV therapy in HPV16+ advanced solid tumors, and plan to announce initial interim data in the second half of 2022.

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

Since our inception, we have focused substantially all of our resources on building our Cell Squeeze technology, establishing and protecting our intellectual property portfolio, conducting research and development activities, developing our manufacturing process and manufacturing product candidate materials, preparing for and initiating clinical trials of our product candidates, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. Through March 31, 2022, we have funded our operations primarily with upfront and milestone payments received under our collaboration agreements with Hoffman La Roche Inc. and F. Hoffman La Roche Ltd. (together, "Roche",) and with proceeds from equity and debt offerings, most recently from our initial public offering, or IPO, and follow-on public offering of common stock, or the Follow-on Offering.

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported a net loss of $21.0 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $216.5 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•
conduct clinical trials for our product candidates, including our ongoing clinical trials of SQZ-PBMC-HPV, SQZ-AAC-HPV and SQZ-eAPC-HPV, both in the United States and abroad;
•
further develop our Cell Squeeze® technology;
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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Currently, market conditions in the biotechnology sector are challenging due to ongoing global and economic uncertainties. Accordingly, we may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we would have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates.

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

Impact of the COVID-19 Pandemic

The COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on hospitals, businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, and facilities and production have been suspended. The future progression of the pandemic and its effects on our business and operations are uncertain.

The COVID-19 pandemic has impacted and may continue to impact personnel at third-party manufacturing facilities or the availability or cost of materials, which would disrupt our supply chain. It also has affected and may continue to affect our ability to enroll patients in and timely complete our ongoing clinical trials of SQZ-PBMC-HPV, SQZ-AAC-HPV and SQZ-eAPC-HPV and delay the initiation of future clinical trials, disrupt regulatory activities or have other adverse effects on our business and operations. For example, we have experienced delays in receiving supplies of raw materials for our preclinical activities due to the impact of COVID-19 on our suppliers’ ability to timely manufacture these materials, and we have experienced an increase in the transportation cost of our product candidates due to the decreased availability of commercial flights. In addition, we have experienced delays in opening clinical trial sites and sites that are open may also have challenges enrolling patients. Further, staff shortages, including staff that are required to conduct certain testing, such as biopsies, at our clinical sites or at third-party vendors have resulted in delays in site initiations and in some tests not being properly or timely performed or being delayed. In response to the public health directives and to help reduce the risk to our employees, we took precautionary measures, including implementing work-from-home policies for our administrative employees and staggered work times for our lab employees. We plan to continue to implement restrictive measures and are assessing when and how to resume normal operations. The effects of the public health directives and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines and future clinical trials, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, results of operations and financial condition, including our ability to obtain financing.

The pandemic and related uncertainties have already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds to support our operations. Moreover, the pandemic has significantly impacted inflation and economies worldwide and could result in adverse effects on our business and operations. We are monitoring the potential impact of the COVID-19 pandemic on our business and financial statements. To date, we have not incurred impairment losses in the carrying values of our assets as a result of the pandemic and we are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in our interim condensed consolidated financial statements. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and people. The extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, financial condition, and liquidity, including planned and future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to do so for the next several years. All of our revenue to date has been derived from three collaboration agreements with Roche, and, to a lesser extent, from government grants.

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

Collaboration Revenue

2017 License and Collaboration Agreement with Roche

In April 2017, we entered into a second license and collaboration agreement with Roche (the “2017 Roche Agreement”) to allow Roche to use our Cell Squeeze® technology to enable gene editing of immune cells to discover new targets in cancer immunotherapy. The 2017 Roche Agreement included several licenses granted by Roche to us and by us to Roche in order to conduct a specified research program in accordance with a specified research plan. In the first quarter of 2022, we received notice that the 2017 Roche Agreement was terminated and all active work streams under the 2017 Roche Agreement were concluded. As of December 31, 2021, we had determined that we expected to incur no additional costs to satisfy the remaining performance obligations under the 2017 Roche Agreement and all remaining deferred revenue was recognized as of that date. There was no revenue recorded under this agreement during the three months ended March 31, 2022.

During the three months ended March 31, 2021, the total costs expected to be incurred to satisfy the performance obligation under the 2017 Roche Agreement decreased by $0.3 million. We recognized revenue of $0.6 million during the three months ended March 31, 2021.

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

Under the 2018 Roche Agreement, Roche was granted option rights to obtain an exclusive license to develop APC products or products derived from the collaboration programs on a product-by-product basis and to develop a Tumor Cell Lysate, or TCL, product. For each of the APC products and TCL product, once Roche exercises its option and pays a specified incremental amount, Roche will receive worldwide, exclusive commercialization rights for the licensed products. Through March 31, 2022, Roche had not exercised any of its options under the 2018 Roche Agreement.

Under the 2018 Roche Agreement, we received an upfront payment of $45.0 million and are eligible to receive (i) reimbursement of a mid-double-digit percentage of our development costs; (ii) aggregate milestone payments on a product-by-product basis of up to $1.6 billion upon the achievement of specified milestones, consisting of up to $217.0 million of development milestone payments, up to $240.0 million of regulatory milestone payments and up to $1.2 billion of sales milestone payments; and (iii) tiered royalties on annual net sales of APC and TCL products licensed under the agreement at specified rates ranging from a mid-single-digit percentage to a percentage in the mid-twenties. We received the upfront payment of $45.0 million in October 2018 upon execution of the agreement. In addition, during the second quarter of 2019, we received a payment of $10.0 million following the achievement of the first development milestone under the 2018 Roche Agreement related to submission by us of preclinical data to the FDA. During the first quarter of 2020, we received a payment of $20.0 million following the achievement of the second development milestone under the 2018 Roche Agreement related to first-patient dosing in a Phase 1 clinical trial. In the first quarter of 2022, we received a milestone payment of $3.0 million having achieved in the fourth quarter of 2021 the following: (i) the endorsement by an independent panel that we could advance our SQZ-PBMC-HPV clinical trial to combination therapy using checkpoint inhibitors and (ii) the initiation of that therapy.

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

During the three months ended March 31, 2022 and 2021, there were no significant changes in the total estimated costs expected to be incurred to satisfy the performance obligations under the 2018 Roche Agreement. We recognized revenue of $2.9 million and $4.9 million during the three months ended March 31, 2022 and 2021, respectively, under this agreement. As of March 31, 2022, we recorded as a contract liability deferred revenue related to the 2018 Roche Agreement of $18.3 million, of which $9.1 million was a current liability. As of March 31, 2022, the research and development services related to the performance obligations were expected to be performed over a remaining period of nine months.

As of March 31, 2022, the expected remaining period of performance of our research and development services related to the third performance obligation was not determinable, and it will not become determinable until TCL research activities resume or the 2018 Roche Agreement is modified by us and Roche.

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

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our cash equivalents balances.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	THREE MONTHS ENDED MARCH 31,
	2022	2021	CHANGE
	(in thousands)
Collaboration revenue	$2,869	$5,454	$(2,585)
Operating expenses:
Research and development	17,010	14,740	2,270
General and administrative	6,912	6,120	792
Total operating expenses	23,922	20,860	3,062
Loss from operations	(21,053)	(15,406)	(5,647)
Other income (expense):
Interest income	15	9	6
Other income (expense), net	—	(2)	2
Total other income, net	15	7	8
Net loss	$(21,038)	$(15,399)	$(5,639)

Revenue

Collaboration revenue decreased by $2.6 million to $2.9 million for the three months ended March 31, 2022, compared to $5.5 million for the three months ended March 31, 2021. The decrease in revenue was primarily due to the following:

•
an increase in the expected remaining performance period of the 2018 Roche Agreement at the end of 2021, resulting in a longer period over which revenue is recognized in 2022 as compared to the same period in 2021.
•
a decrease in the number of performance obligations for which revenue is being recognized. During the three months ended March 31, 2021, we recognized revenue of $0.6 million under the 2017 Roche Agreement whereas during the three months ended March 31, 2022, we recognized no revenue under this agreement as the performance obligations were fully satisfied.

Research and Development Expenses

	THREE MONTHS ENDED MARCH 31,
	2022	2021	CHANGE
	(in thousands)
Direct research and development expenses by program:
SQZ-PBMC-HPV	$1,903	$4,189	$(2,286)
SQZ-AAC-HPV	1,357	1,059	298
SQZ-eAPC-HPV	3,332	1,029	2,303
Other programs	2,491	1,885	606
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	5,359	4,199	1,160
Facility related	1,411	1,142	269
Laboratory and consumable materials	325	262	63
Platform-related external services and other	832	975	(143)
Total research and development expenses	$17,010	$14,740	$2,270

Research and development expenses increased by $2.3 million to $17.0 million for the three months ended March 31, 2022, from $14.7 million for the three months ended March 31, 2021. The net increase was primarily due to the following:

•
SQZ-PBMC-HPV program costs decreased by $2.3 million primarily due to a decrease in manufacturing costs.
•
SQZ-AAC-HPV program costs increased by $0.3 million primarily as a result of a decrease in costs incurred in transferring technical know-how to our contract manufacturing supplier.
•
SQZ-eAPC-HPV program costs increased by $2.3 million due to higher manufacturing and materials costs incurred.
•
Other program costs increased by $0.6 million due to expenses incurred on developing a point-of-care system to manufacture our product candidates.
•
The increase in personnel-related costs of $1.2 million was primarily due to a $0.1 million increase in stock-based compensation expense and a $1.1 million increase in salary and benefit costs as a result of increased headcount in our research and development function.
•
The increase in laboratory and consumable materials expenses was not significant.
•
Platform-related external services and other costs decreased by $0.1 million as a result of lower consulting, equipment and information technology costs.

General and Administrative Expenses

	THREE MONTHS ENDED MARCH 31,
	2022	2021	CHANGE
	(in thousands)
Personnel related (including stock-based compensation)	$3,481	$2,909	$572
Professional, consultant and patent related costs	1,745	1,524	221
Facility related and other	1,686	1,687	(1)
Total general and administrative expenses	$6,912	$6,120	$792

General and administrative expenses increased by $0.8 million during the three months ended March 31, 2022 to $6.9 million, compared to $6.1 million for the three months ended March 31, 2021. The increase was primarily due to:

•
an increase of $0.6 million in personnel-related costs due to a $0.3 million increase in stock-based compensation expense and a $0.3 million increase in salary and benefit costs as a result of increased headcount and higher salary costs.
•
an increase of $0.2 million in professional, consultant and patent related costs due to higher recruiting and public relations costs.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for the next several years, if at all. Through March 31, 2022, we have funded our operations primarily with payments received in connection with collaboration agreements, proceeds from equity and debt financing, most recently, with proceeds from our IPO and Follow-On Offering. In February 2021, we completed the Follow-on Offering pursuant to which we received aggregate net proceeds of approximately $56.4 million from the sale of common stock. As of March 31, 2022, we had cash and cash equivalents of $122.9 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	THREE MONTHS ENDED MARCH 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(20,434)	$(20,584)
Net cash used in investing activities	(194)	(247)
Net cash provided by financing activities	29	55,403
Net (decrease) increase in cash, cash equivalents and restricted cash	$(20,599)	$34,572

Operating Activities

During the three months ended March 31, 2022, operating activities used $20.4 million of cash, primarily resulting from our net loss of $21.0 million and changes in our operating assets and liabilities of $4.1 million, partially offset by net non-cash charges of $4.7 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2022 consisted primarily of a $2.9 million decrease in deferred revenue, a $2.4 million decrease in operating lease liabilities, a $0.9 million increase in prepaid expenses and other current assets, a $1.7 million increase in accrued expenses, all of which were partially offset by a $3.0 million decrease in accounts receivable. The decrease in deferred revenue during the three months ended March 31, 2022 was due to the revenue we recognized in that same period under the 2018 Roche Agreement.

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

Investing Activities

During the three months ended March 31, 2022 and 2021, net cash used in investing activities for each period was $0.2 million, consisting of purchases of property and equipment.

The purchases of property and equipment in each period were primarily for equipment purchases and leasehold improvements related to the expansion of our research and development activities and the growth of our business.

Financing Activities

During the three months ended March 31, 2022, net cash provided by financing activities was $29 thousand consisting of proceeds from stock option exercises during the period.

During the three months ended March 31, 2021, net cash provided by financing activities was $55.4 million, consisting of net proceeds from the Follow-on Offering in February 2021, of $56.4 million, in addition to proceeds of $0.3 million from stock option exercises during the quarter, offset by the payment of $1.3 million of IPO and Follow-on Offering costs.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those described in our 2021 Form 10-K. For additional information, see Note 8 and 9 to our condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our 2021 Form 10-K. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no significant changes to our critical accounting policies from those described in the 2021 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2022, we had cash and cash equivalents of $122.9 million, which consisted of cash and money market funds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these balances, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal

Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. In addition to the other information in this Quarterly Report on Form 10-Q, including our interim condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Results of Operations and Financial Condition”, you should carefully consider the factors described in the section titled “Risk Factors” in our 2021 Form 10-K. There have been no material changes to our risk factors as previously disclosed in our 2021 Form 10-K.

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

SQZ Biotechnologies Company

Date: May 10, 2022	By:	/s/ Armon Sharei, Ph.D.
Armon Sharei, Ph.D.
President and Chief Executive Officer