Form 10-Q
period 2022-06-30
SQZ Biotechnologies Co
filed 2022-08-04
CIK 1604477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 28, 2022, the registrant had 29,248,553 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	JUNE 30,	DECEMBER 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$105,561	$143,513
Accounts receivable	—	3,000
Prepaid expenses and other current assets	4,491	4,122
Total current assets	110,052	150,635
Property and equipment, net	2,683	3,046
Restricted cash	2,305	2,305
Deferred offering costs	310	323
Operating lease right-of-use assets	64,961	69,843
Total assets	$180,311	$226,152
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,656	$3,971
Accrued expenses	9,711	6,810
Current portion of deferred revenue	6,630	12,507
Current portion of operating lease liabilities	10,446	9,936
Total current liabilities	28,443	33,224
Deferred revenue, net of current portion	9,196	9,196
Operating lease liabilities, net of current portion	54,484	59,756
Total liabilities	92,123	102,176
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2022 and December 31, 2021; No shares issued or outstanding.	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2022 and December 31, 2021; 29,148,053 and 28,133,368 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	29	28
Additional paid-in capital	326,943	319,458
Accumulated deficit	(238,784)	(195,510)
Total stockholders’ equity	88,188	123,976
Total liabilities and stockholders’ equity	$180,311	$226,152

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Revenue:
Collaboration revenue	$3,008	$4,539	$5,877	$9,993
Grant revenue	207	—	207	—
Total revenue	3,215	4,539	6,084	9,993
Operating expenses:
Research and development	18,760	17,682	35,771	32,422
General and administrative	6,958	5,933	13,870	12,054
Total operating expenses	25,718	23,615	49,641	44,476
Loss from operations	(22,503)	(19,076)	(43,557)	(34,483)
Other income (expense):
Interest income	156	11	172	20
Other income (expense), net	111	(5)	111	(6)
Total other income, net	267	6	283	14
Net loss and comprehensive loss	(22,236)	(19,070)	(43,274)	(34,469)
Net loss per share, basic and diluted	$(0.78)	$(0.68)	$(1.53)	$(1.27)
Weighted-average common shares outstanding, basic and diluted	28,367,355	27,919,647	28,256,810	27,100,817

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
Balances at March 31, 2022	28,148,125	$28	$321,434	$(216,548)	$104,914
Issuance of common stock under employee stock purchase plan	41,265	—	111		111
Issuance of common stock under at-the-market offering, net of issuance costs of $192	958,663	1	3,091		3,092
Stock-based compensation expense	—	—	2,307	—	2,307
Net loss	—	—	—	(22,236)	(22,236)
Balances at June 30, 2022	29,148,053	$29	$326,943	$(238,784)	$88,188

	COMMON STOCK		ADDITIONAL		TOTAL
	SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY
Balances at March 31, 2021	27,881,111	$28	$311,425	$(142,168)	$169,285
Issuance of common stock upon exercise of stock options	150,293	—	660	—	660
Stock-based compensation expense	—	—	1,829	—	1,829
Net loss	—	—	—	(19,070)	(19,070)
Balances at June 30, 2021	28,031,404	$28	$313,914	$(161,238)	$152,704

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
Balances at December 31, 2021	28,133,368	$28	$319,458	$(195,510)	$123,976
Issuance of common stock upon exercise of stock options	14,757	—	29	—	29
Issuance of common stock under employee stock purchase plan	41,265	—	111		111
Issuance of common stock under at-the-market offering, net of issuance costs of $192	958,663	1	3,091	—	3,092
Stock-based compensation expense	—	—	4,254	—	4,254
Net loss	—	—	—	(43,274)	(43,274)
Balances at June 30, 2022	29,148,053	$29	$326,943	$(238,784)	$88,188

	COMMON STOCK		ADDITIONAL		TOTAL
	SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED DEFICIT	STOCKHOLDERS’ DEFICIT
Balances at December 31, 2020	24,786,324	$25	$253,943	$(126,769)	$127,199
Issuance of common stock upon public offering, net of issuance costs of $798	3,000,000	3	55,599	—	55,602
Issuance of common stock upon exercise of stock options	245,080	—	960	—	960
Stock-based compensation expense	—	—	3,412	—	3,412
Net loss	—	—	—	(34,469)	(34,469)
Balances at June 30, 2021	28,031,404	$28	$313,914	$(161,238)	$152,704

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(43,274)	$(34,469)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	558	640
Amortization of operating lease right-of-use assets	4,882	4,895
Stock-based compensation expense	4,254	3,412
Loss on disposal of equipment	42	6
Changes in operating assets and liabilities:
Accounts receivable	3,000	1,892
Prepaid expenses and other current assets	(369)	386
Accounts payable	(2,278)	(793)
Accrued expenses	2,901	(1,818)
Deferred revenue	(5,877)	(9,767)
Deferred financing costs	13	—
Operating lease liabilities	(4,762)	(4,609)
Net cash used in operating activities	(40,910)	(40,225)
Cash flows from investing activities:
Purchases of property and equipment	(308)	(521)
Proceeds from disposals of property and equipment	34	—
Net cash used in investing activities	(274)	(521)
Cash flows from financing activities:
Proceeds from follow-on public offering of common stock, net of commissions and underwriting discounts	—	56,400
Payment of public offering costs	—	(1,904)
Proceeds from issuance of common stock under at-the market offering	3,092	—
Proceeds from issuance of common stock under employee stock purchase plan	111	—
Proceeds from exercise of stock options	29	960
Net cash provided by financing activities	3,232	55,456
Net (decrease) increase in cash, cash equivalents and restricted cash	(37,952)	14,710
Cash, cash equivalents and restricted cash at beginning of period	145,818	172,662
Cash, cash equivalents and restricted cash at end of period	$107,866	$187,372
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued expenses at end of period	$106	$—

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with payments received in connection with collaboration agreements, proceeds from equity and debt financing, and most recently, with proceeds from its 2020 initial public offering (“IPO”) and its 2021 follow-on offering. On November 10, 2021, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) to issue and sell up to $75,000,000 in shares of the Company’s common stock from time to time during the term of the Sales Agreement through an “at-the-market” equity offering program under which Jefferies acts as the Company’s sales agent (the “ATM Facility”). During the three and six months ended June 30, 2022, the Company sold 958,663 shares of common stock under the ATM Facility for net proceeds of approximately $3.1 million. The Company has incurred recurring losses since inception, including net losses of $43.3 million for the six months ended June 30, 2022. As of June 30, 2022, the Company had an accumulated deficit of $238.8 million. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these interim condensed consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months. The Company will seek additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. If the Company is unable to obtain funding, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

Impact of the COVID-19 Pandemic

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was initially reported and since then, COVID-19 has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the U.S. government-imposed travel restrictions on travel between the United States, Europe and certain other countries. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on hospitals, businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, prices have increased and facilities and production have been suspended. The future progression of the pandemic and its effects on the Company’s business and operations are uncertain.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2021 was derived from audited financial statements but does not include all disclosures required by GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 16, 2022. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2022, the consolidated results of operations for the three and six months ended June 30, 2022 and 2021, and the consolidated cash flows for the six months ended June 30, 2022 and 2021 have been made. The Company’s consolidated results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the full year or any other subsequent interim period.

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

Revenue Recognition for Government Grants

The Company generates revenue from government contracts that reimburse the Company for certain allowable costs for funded projects. For contracts with government agencies where the funding arrangement is considered central to the Company’s ongoing operations, the Company classifies the recognized funding received as revenue. Revenue from government grants is recognized as the qualifying expenses related to the contracts are incurred, provided that there is reasonable assurance of recoverability. The Company submits a budget, which outlines the expected project costs, to the funding government agency on a periodic basis. If the government agency approves the project proposed by the Company, the government agency generally funds the project upon receipt of the support for the costs incurred. Revenue recognized upon incurring qualifying expenses in advance of receipt of funding is recorded as unbilled receivables, a component of prepaid expenses and other current assets, in the consolidated balance sheet. The related costs incurred by the Company are included in research and development expense in the Company’s consolidated statements of operations and comprehensive loss. In certain cases, the Company may obtain grants from an economic development agency that are not central to the Company's ongoing business. The income from these grants is recognized within Other income (expense), net in the consolidated statement of operations and comprehensive loss when there is reasonable assurance of recoverability.

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

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	FAIR VALUE MEASUREMENTS AT JUNE 30, 2022 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents:
Money market funds	$104,215	$—	$—	$104,215
	$104,215	$—	$—	$104,215

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2021 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents:
Money market funds	$142,547	$—	$—	$142,547
	$142,547	$—	$—	$142,547

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no changes to the valuation methods during the six months ended June 30, 2022.The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between levels during the six months ended June 30, 2022.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2022	2021
Machinery and equipment	$6,615	$6,659
Leasehold improvements	579	579
Furniture and fixtures	319	319
	$7,513	$7,557
Less: Accumulated depreciation and amortization	(4,830)	(4,511)
	$2,683	$3,046

Depreciation and amortization expense for each of the three months ended June 30, 2022 and 2021 was $0.3 million. Depreciation and amortization expense for each of the six months ended June 30, 2022 and 2021 was $0.6 million.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2022	2021

Accrued external research, development and manufacturing costs	$5,745	$2,156
Accrued employee compensation and benefits	2,309	3,040
Other	1,657	1,614
	$9,711	$6,810

6. Stock-Based Compensation

The following table summarizes the Company’s stock option activity since December 31, 2021:

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	INTRINSIC VALUE
			(in years)	(in thousands)
Outstanding at December 31, 2021	4,339,523	$9.75	7.68	$8,823
Granted	2,485,987	5.80
Exercised	(14,757)	1.95
Forfeited or canceled	(232,215)	10.83
Outstanding at June 30, 2022	6,578,538	$8.24	7.93	$482
Vested and expected to vest at June 30, 2022	6,578,538	$8.24	7.93	$482
Options exercisable at June 30, 2022	2,608,968	$7.74	6.05	$482

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options was classified in the consolidated statements of operations as follows (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Research and development expenses	$874	$683	$1,529	$1,247
General and administrative expenses	1,433	1,146	2,725	2,165
	$2,307	$1,829	$4,254	$3,412

As of June 30, 2022, total unrecognized stock-based compensation expense related to unvested stock-based awards was $21.5 million, which is expected to be recognized over a weighted-average period of 2.9 years.

7. Income Taxes

For the three and six months ended June 30, 2022 and 2021, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period, due to its uncertainty of realizing a benefit from those items. Substantially all of the Company’s operating losses since inception have been generated in the United States.

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

As of June 30, 2022 and December 31, 2021, the Company had no liabilities related to the MIT Agreement. During each of the three and six months ended June 30, 2022 and 2021, the Company did not recognize any research and development expense under the sublicense terms of the MIT Agreement.

Manufacturing Services Agreements

The Company has entered into agreements with a contract manufacturing organization to provide manufacturing services related to its product candidates. As of June 30, 2022, the Company had no non-cancelable payments under these agreements, as amended, other than the amounts included in the current portion of operating lease liabilities on the Company's consolidated balance sheets.

401(k) Plan

The Company sponsors a 401(k) defined contribution benefit plan (the “401(k) Plan”), which covers all employees who meet certain eligibility requirements as defined in the 401(k) Plan and allows participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the 401(k) Plan may be made at the discretion of management. For each of the three months ended June 30, 2022 and 2021, the Company contributed $0.1 million to the 401(k) Plan. For each of the six months ended June 30, 2022 and 2021, the Company contributed $0.2 million to the 401(k) Plan.

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

9. Leases

As of June 30, 2022, the Company leases its office and laboratory facilities under a non-cancelable operating lease entered into in December 2018, which included lease incentives, payment escalations and rent holidays. In addition, the Company has an agreement entered into in April 2019 with a contract manufacturing supplier that is considered an embedded lease because the Company has substantially all the economic benefits of the related asset and can direct its use. The Company had not entered into any financing leases or any short-term operating leases as of June 30, 2022 and December 31, 2021.

The components of lease cost and other information for the Company’s lease portfolio were as follows (in thousands, except term and discount rate amounts):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Lease cost:
Operating lease cost	$3,760	$3,273	$7,520	$6,534
Variable lease cost	414	679	970	1,003
	$4,174	$3,952	$8,490	$7,537

	JUNE 30, 2022	DECEMBER 31, 2021
Other information:
Weighted-average remaining lease term (in years)	5.7	6.2
Weighted-average discount rate	7.6%	7.6%

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	SIX MONTHS ENDED JUNE 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$7,403	$6,249

10. License and Collaboration Agreements

2017 License and Collaboration Agreement with Roche

In April 2017, the Company entered into a second license and collaboration agreement with Roche (the “2017 Roche Agreement”) to allow Roche to use the Company’s Cell Squeeze technology to enable gene editing of immune cells to discover new targets in cancer immunotherapy. The 2017 Roche Agreement included several licenses granted by Roche to the Company and by the Company to Roche in order to conduct a specified research program in accordance with a specified research plan. In the first quarter of 2022, the 2017 Roche Agreement was terminated and all active work streams under the 2017 Roche Agreement were concluded. As of December 31, 2021, the Company determined that it expected to incur no additional costs to satisfy the remaining performance obligations under the 2017 Roche Agreement and all remaining deferred revenue was recognized as of that date. There was no revenue recorded under this agreement during the three and six months ended June 30, 2022.

During the three and six months ended June 30, 2021, the total costs expected to be incurred to satisfy the performance obligation under the 2017 Roche Agreement decreased by $0.1 million and $0.3 million, respectively. The Company recognized revenue of $0.2 million and $0.8 million during the three and six months ended June 30, 2021, respectively.

2018 License and Collaboration Agreement with Roche

In October 2018, the Company entered into a license and collaboration agreement with Roche (the “2018 Roche Agreement”) to jointly develop certain products based on mononuclear antigen presenting cells (“APCs”), including human papillomavirus (“HPV”), using the SQZ APC platform for the treatment of oncology indications. The Company granted Roche a non-exclusive license to its intellectual property, and Roche granted the Company a non-exclusive license to its and its affiliates’ intellectual property for the purpose of performing research activities. In connection with this agreement, the parties terminated an earlier agreement. The 2018 Roche Agreement has a term that extends until all royalty, profit-share and other payment obligations expire or have been satisfied. Roche has the right to terminate the 2018 Roche Agreement, in whole or on a product-by-product basis, upon a specified amount of notice to the

Company. The Company or Roche may terminate the agreement if the other party fails to cure its material breach within a specified period after receiving notice of such breach.

Under the 2018 Roche Agreement, Roche was granted option rights to obtain an exclusive license to develop APC products or products derived from the collaboration programs on a product-by-product basis. These option rights are exercisable upon the achievement of clinical Phase 1 proof of concept and expire, if unexercised, as of a date specified in the agreement. In addition, Roche was granted an option right to obtain an exclusive license to develop a Tumor Cell Lysate (“TCL”) product. This option right is exercisable upon the achievement of clinical proof of concept and expires, if unexercised, as of a date specified in the agreement. For each of the APC products and TCL product, once Roche exercises its option and pays a specified incremental amount ranging from $15.0 million to $50.0 million for APC products and of $100.0 million for the TCL product, Roche will receive worldwide, exclusive commercialization rights for the licensed products, subject to the Company’s alternating option to retain U.S. APC commercialization rights. The Company will retain worldwide commercialization rights to any APC products or the TCL product for which Roche elects not to exercise its applicable option. For the first APC product that Roche exercises its option, Roche will receive worldwide, exclusive commercialization rights for the licensed product. On a product-by-product basis for the APC products, after the first product option is exercised by Roche and for every other product for which Roche exercises its option, the Company will retain an option to obtain the exclusive commercialization rights in the United States. Upon exercise of the TCL option by Roche, (i) the Company will be entitled to receive the aforementioned milestone payment of $100.0 million and (ii) profits from the TCL product will be shared equally by the Company and Roche. Through June 30, 2022, Roche had not exercised any of its options under the 2018 Roche Agreement.

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

During the three and six months ended June 30, 2022 and 2021, there were no significant changes in the total estimated costs expected to be incurred to satisfy the performance obligations under the 2018 Roche Agreement. The Company recognized revenue of $3.0 million and $4.3 million during the three months ended June 30, 2022 and 2021, respectively, under this agreement. The Company recognized revenue of $5.9 million and $9.1 million during the six months ended June 30, 2022 and 2021, respectively, under this agreement. As of June 30, 2022, the Company recorded as a contract liability deferred revenue related to the 2018 Roche Agreement of $15.3 million, of which $6.1 million was a current liability. As of June 30, 2022, the research and development services related to the performance obligations were expected to be performed over a remaining period of six months. As of December 31, 2021, the Company recorded as a contract liability deferred revenue related to the 2018 Roche Agreement of $21.2 million, of which $12.0 million was a current liability.

As of June 30, 2022 and December 31, 2021, the expected remaining period of performance of the Company’s research and development services related to the third performance obligation was not determinable, and it will not become determinable until TCL research activities resume or the 2018 Roche Agreement is modified by the Company and Roche.

Contract Liability

The changes in the total contract liability (deferred revenue) balances related to the Company’s license and collaboration agreements were as follows (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Balance at beginning of period	$18,334	$39,747	$21,203	$45,201
Recognition of deferred revenue	(3,008)	(4,539)	(5,877)	(9,993)
Other	—	100	—	100
Balance at end of period	$15,326	$35,308	$15,326	$35,308

11. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(22,236)	$(19,070)	$(43,274)	$(34,469)
Denominator:
Weighted-average common shares outstanding, basic and diluted	28,367,355	27,919,647	28,256,810	27,100,817
Net loss per share attributable to common stockholders, basic and diluted	$(0.78)	$(0.68)	$(1.53)	$(1.27)

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

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Stock options to purchase common stock	6,578,538	4,571,645	6,578,538	4,571,645
	6,578,538	4,571,645	6,578,538	4,571,645

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

We have continued to build upon the progress of our SQZ® APC platform through the development of the novel SQZ® eAPC platform. Our lead eAPC product candidate leverages the added capabilities and functionality of multiple antigen presentation and immunological signals achieved through multiplexed mRNA delivery to diverse immune cell types. In January 2022, we received allowance to proceed with clinical trials from the FDA under our Investigational New Drug, or IND, application for SQZ-eAPC-HPV, our lead eAPC candidate engineered with HPV16 antigens and costimulatory signals. We initiated the SQZ-eAPC-HPV trial, the COMMANDER-001 Phase 1/2 study, in patients with HPV16+ advanced solid tumors in the first half of 2022. We anticipate announcing initial interim data from this study in the second half of 2022. In addition to our efforts in the oncology field, we are also continuing to advance development of the eAPC platform in the infectious diseases field.

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

Since our inception, we have focused substantially all of our resources on building our Cell Squeeze technology, establishing and protecting our intellectual property portfolio, conducting research and development activities, developing our manufacturing process and manufacturing product candidate materials, preparing for and initiating clinical trials of our product candidates, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. Through June 30, 2022, we have funded our operations primarily with upfront and milestone payments received under our collaboration agreements with Hoffman La Roche Inc. and F. Hoffman La Roche Ltd. (together, "Roche",) and with proceeds from equity and debt offerings, most recently from our initial public offering, or IPO, and follow-on public offering of common stock, or the Follow-on Offering. During the three and six months ended June 30, 2022, we raised $3.1 million, utilizing an “at-the-market” offering facility, pursuant to which we sold 958,663 shares of our common stock.

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported a net loss of $43.3 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $238.8 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. See “—Liquidity and Capital Resources.”

Impact of the COVID-19 Pandemic

The COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on hospitals, businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, prices have increased and facilities and production have been suspended. The future progression of the pandemic and its effects on our business and operations are uncertain.

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

Collaboration Revenue

2017 License and Collaboration Agreement with Roche

In April 2017, we entered into a second license and collaboration agreement with Roche (the “2017 Roche Agreement”) to allow Roche to use our Cell Squeeze® technology to enable gene editing of immune cells to discover new targets in cancer immunotherapy. The 2017 Roche Agreement included several licenses granted by Roche to us and by us to Roche in order to conduct a specified research program in accordance with a specified research plan. In the first quarter of 2022, the 2017 Roche Agreement was terminated and all active work streams under the 2017 Roche Agreement were concluded. As of December 31, 2021, we had determined that we expected to incur no additional costs to satisfy the remaining performance obligations under the 2017 Roche Agreement and all remaining deferred revenue was recognized as of that date. There was no revenue recorded under this agreement during the three and six months ended June 30, 2022.

During the three and six months ended June 30, 2021, the total costs expected to be incurred to satisfy the performance obligation under the 2017 Roche Agreement decreased by $0.1 million and $0.3 million, respectively. We recognized revenue of $0.2 million and $0.8 million during the three and six months ended June 30, 2021, respectively.

2018 License and Collaboration Agreement with Roche

In October 2018, we entered into a license and collaboration agreement with Roche, or the 2018 Roche Agreement, to jointly develop certain products based on mononuclear antigen presenting cells, or APCs, including human papillomavirus, or HPV, using our SQZ APC platform for the treatment of oncology indications. We granted Roche a non-exclusive license to our intellectual property, and Roche granted us a non-exclusive license to its and its affiliates’ intellectual property for the purpose of performing research activities. In connection with this agreement, the parties terminated an earlier agreement.

Under the 2018 Roche Agreement, Roche was granted option rights to obtain an exclusive license to develop APC products or products derived from the collaboration programs on a product-by-product basis and to develop a Tumor Cell Lysate, or TCL, product. For each of the APC products and TCL product, once Roche exercises its option and pays a specified incremental amount, Roche will receive worldwide, exclusive commercialization rights for the licensed products. Through June 30, 2022, Roche had not exercised any of its options under the 2018 Roche Agreement.

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

During the three months ended June 30, 2022 and 2021, there were no significant changes in the total estimated costs expected to be incurred to satisfy the performance obligations under the 2018 Roche Agreement. We recognized revenue of $3.0 million and $4.3 million during the three months ended June 30, 2022 and 2021, respectively, under this agreement. We recognized revenue of $5.9 million and $9.1 million during the six months ended June 30, 2022 and 2021, respectively, under this agreement. As of June 30, 2022, we recorded as a contract liability deferred revenue related to the 2018 Roche Agreement of $15.3 million, of which $6.1 million was a current liability. As of June 30, 2022, the research and development services related to the performance obligations were expected to be performed over a remaining period of six months.

As of June 30, 2022, the expected remaining period of performance of our research and development services related to the third performance obligation was not determinable, and it will not become determinable until TCL research activities resume or the 2018 Roche Agreement is modified by us and Roche.

Grant Revenue

We generate revenue from a government contract with the National Institutes of Health (NIH), which reimburses us for certain allowable costs for funded projects, plus an agreed upon fee. Revenue from government grants is recognized as the qualifying expenses related to the contracts are incurred, provided that there is reasonable assurance of recoverability. Revenue recognized upon incurring qualifying expenses in advance of receipt of funding is recorded as unbilled receivables, a component of prepaid expenses and other current assets, in our consolidated balance sheet.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	THREE MONTHS ENDED JUNE 30,
	2022	2021	CHANGE
	(in thousands)
Collaboration revenue	$3,008	$4,539	$(1,531)
Grant revenue	207	—	207
Total revenue	3,215	4,539	(1,324)
Operating expenses:
Research and development	18,760	17,682	1,078
General and administrative	6,958	5,933	1,025
Total operating expenses	25,718	23,615	2,103
Loss from operations	(22,503)	(19,076)	(3,427)
Other income (expense):
Interest income	156	11	145
Other income (expense), net	111	(5)	116
Total other income, net	267	6	261
Net loss	$(22,236)	$(19,070)	$(3,166)

Revenue

Collaboration revenue decreased by $1.5 million to $3.0 million for the three months ended June 30, 2022, compared to $4.5 million for the three months ended June 30, 2021. The decrease in revenue was primarily due to the following:

•
an increase in the expected remaining performance period of the 2018 Roche Agreement at the end of 2021, resulting in a longer period over which revenue is recognized in 2022 as compared to the same period in 2021.
•
a decrease in the number of performance obligations for which revenue is being recognized. During the three months ended June 30, 2021, we recognized revenue of $0.2 million under the 2017 Roche Agreement whereas during the three months ended March 31, 2022, we recognized no revenue under this agreement as the performance obligations were fully satisfied.

Grant revenue increased by $0.2 million. We were awarded a government grant by the NIH at the end of the first quarter of 2022 and began performing services under this grant during the second quarter of 2022.

Research and Development Expenses

	THREE MONTHS ENDED JUNE 30,
	2022	2021	CHANGE
	(in thousands)
Direct research and development expenses by program:
SQZ-PBMC-HPV	$2,315	$2,938	$(623)
SQZ-AAC-HPV	1,530	1,051	479
SQZ-eAPC-HPV	2,723	4,185	(1,462)
Other programs	3,855	2,620	1,235
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	5,908	4,475	1,433
Facility related	1,310	1,423	(113)
Laboratory and consumable materials	320	335	(15)
Platform-related external services and other	799	655	144
Total research and development expenses	$18,760	$17,682	$1,078

Research and development expenses increased by $1.1 million to $18.8 million for the three months ended June 30, 2022, from $17.7 million for the three months ended June 30, 2021. The net increase was primarily due to the following:

•
SQZ-PBMC-HPV program costs decreased by $0.6 million primarily due to a decrease in allocated manufacturing costs partially offset by an increase in direct manufacturing expenses.
•
SQZ-AAC-HPV program costs increased by $0.5 million primarily as a result of an increase in allocated manufacturing costs partially offset by a decrease in technology transfer costs and a decrease in research materials costs.

•
SQZ-eAPC-HPV program costs decreased by $1.5 million due to a decrease in manufacturing, materials and setup costs partially offset by an increase in allocated manufacturing costs and an increase in clinical trial-related costs.
•
Other program costs increased by $1.2 million primarily due to expenses incurred on developing a point-of-care system to manufacture our product candidates.
•
The increase in personnel-related costs of $1.4 million was primarily due to a $0.2 million increase in stock-based compensation expense and a $1.2 million increase in salary and benefit costs as a result of increased headcount in our research and development function.
•
The changes in facilities, laboratory and consumable materials and platform-related external services and other costs were not significant.

General and Administrative Expenses

	THREE MONTHS ENDED JUNE 30,
	2022	2021	CHANGE
	(in thousands)
Personnel related (including stock-based compensation)	$3,626	$3,025	$601
Professional, consultant and patent related costs	1,356	1,165	191
Facility related and other costs	1,976	1,743	233
Total general and administrative expenses	$6,958	$5,933	$1,025

General and administrative expenses increased by $1.1 million during the three months ended June 30, 2022 to $7 million, compared to $5.9 million for the three months ended June 30, 2021. The increase was primarily due to:

•
an increase of $0.6 million in personnel-related costs due to a $0.4 million increase in stock-based compensation expense and a $0.2 million increase in salary and benefit costs as a result of increased headcount and higher salary costs.
•
an increase of $0.2 million in professional, consultant and patent related costs due to higher legal costs.
•
an increase of $0.2 million in facility related and other costs primarily due to higher operational costs.

Interest Income

Interest income for the three months ended June 30, 2022 and 2021 was $0.2 million and $11 thousand, respectively. The increase in interest income was due to the increase in average interest rates during the respective periods.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2022 was $0.1 million. The other income of $0.1 million for the three months ended June 30, 2022 was primarily related to a grant received from a Massachusetts economic development and investment agency. Other income (expense), net for the three months ended June 30, 2021 was insignificant.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	FOR THE SIX MONTHS ENDED JUNE 30,
	2022	2021	CHANGE
	(in thousands)
Revenue:
Collaboration revenue	$5,877	$9,993	$(4,116)
Grant revenue	207	—	207
Total revenue	$6,084	$9,993	$(3,909)
Operating expenses:
Research and development	35,771	32,422	3,349
General and administrative	13,870	12,054	1,816
Total operating expenses	49,641	44,476	5,165
Loss from operations	(43,557)	(34,483)	(9,074)
Other income (expense):
Interest income	172	20	152
Other income (expense), net	111	(6)	117
Total other income, net	283	14	269
Net loss	$(43,274)	$(34,469)	$(8,805)

Revenue

Collaboration revenue decreased by $4.1 million to $5.9 million for the six months ended June 30, 2022, compared to $10.0 million for the three months ended June 30, 2021. The decrease in revenue was primarily due to the following:

•
an increase in the expected remaining performance period of the 2018 Roche Agreement at the end of 2021, resulting in a longer period over which revenue is recognized in 2022 as compared to the same period in 2021.
•
a decrease in the number of performance obligations for which revenue is being recognized. During the six months ended June 30, 2021, we recognized revenue of $0.8 million under the 2017 Roche Agreement whereas during the six months ended June 30, 2022, we recognized no revenue under this agreement as the performance obligations were fully satisfied.

Grant revenue increased by $0.2 million. We were awarded a government grant by the NIH at the end of the first quarter of 2022 and began performing services under this grant during the second quarter of 2022.

Research and Development Expenses

	FOR THE SIX MONTHS ENDED JUNE 30,
	2022	2021	CHANGE
	(in thousands)
Direct research and development expenses by program:
SQZ-PBMC-HPV	$4,218	$7,127	$(2,909)
SQZ-AAC-HPV	2,887	2,110	777
SQZ-eAPC-HPV	6,055	5,214	841
Other programs	6,345	4,501	1,844
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	11,268	8,674	2,594
Facility related	2,721	2,565	156
Laboratory and consumable materials	646	596	50
Platform-related external services and other	1,631	1,635	(4)
Total research and development expenses	$35,771	$32,422	$3,349

Research and development expenses increased by $3.4 million to $35.8 million for the six months ended June 30, 2022 from $32.4 million for the six months ended June 30, 2021. The net increase was primarily due to the following:

•
SQZ-PBMC-HPV program costs decreased by $2.9 million primarily due to a decrease in allocated and direct manufacturing costs.
•
SQZ-AAC-HPV program costs increased by $0.8 million primarily as a result of an increase in allocated manufacturing costs partially offset by a decrease in technology transfer costs and a decrease in research materials expenses.
•
SQZ-eAPC-HPV program costs increased by $0.8 million due to an increase in allocated and direct manufacturing and clinical costs, partially offset by a decrease in materials costs.
•
Other program costs increased by $1.8 million primarily due to expenses incurred on developing a point-of-care system to manufacture our product candidates.
•
The increase in personnel-related costs of $2.6 million was primarily due to a $0.3 million increase in stock-based compensation expense and a $2.3 million increase in salary and benefit costs as a result of increased headcount in our research and development function.
•
The changes in facilities, laboratory and consumable materials and platform-related external services and other costs were not significant.

General and Administrative Expenses

	FOR THE SIX MONTHS ENDED JUNE 30,
	2022	2021	CHANGE
	(in thousands)
Personnel related (including stock-based compensation)	$7,108	$5,934	$1,174
Professional, consultant and patent related costs	3,102	2,690	412
Facility related and other costs	3,660	3,430	230
Total general and administrative expenses	$13,870	$12,054	$1,816

General and administrative expenses increased by $1.8 million during the six months ended June 30, 2022 to $13.9 million, compared to $12.1 million for the six months ended June 30, 2021. The increase was primarily due to:

•
an increase of $1.2 million in personnel-related costs due to a $0.6 million increase in stock-based compensation expense and a $0.6 million increase in salary and benefit costs as a result of increased headcount and higher salary costs.
•
an increase of $0.4 million in professional, consultant and patent related costs due to higher, legal, recruiting and public relations costs.
•
an increase of $0.2 million in facility related and other costs primarily due to higher operational costs.

Interest Income

Interest income for the six months ended June 30, 2022 and 2021 was $0.2 million and $20 thousand, respectively. The increase in interest income was due to the increase in average interest rates during the respective periods.

Other Income (Expense), Net

Other income (expense), net for the six months ended June 30, 2022 was $0.1 million. The other income of $0.1 million for the six months ended June 30, 2022 was primarily related to a grant received from a Massachusetts economic development and investment agency. Other income (expense), net for the six months ended June 30, 2021 was insignificant.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for the next several years, if at all. Through June 30, 2022, we have funded our operations primarily with payments received in connection with collaboration agreements, proceeds from equity and debt financing, most recently, with proceeds from our IPO, Follow-On Offering and our at-the market offering facility with Jefferies LLC ("ATM Facility"). During the three and six months ended June 30, 2022, we raised $3.1 million, under the ATM Facility, pursuant to which we sold 958,663 shares of our common stock. See Note 1 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further information on the ATM Facility. As of June 30, 2022, we had cash and cash equivalents of $105.6 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	SIX MONTHS ENDED JUNE 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(40,910)	$(40,225)
Net cash used in investing activities	(274)	(521)
Net cash provided by financing activities	3,232	55,456
Net (decrease) increase in cash, cash equivalents and restricted cash	$(37,952)	$14,710

Operating Activities

During the six months ended June 30, 2022, operating activities used $40.9 million of cash, primarily resulting from our net loss of $43.3 million and changes in our operating assets and liabilities of $7.4 million, partially offset by net non-cash charges of $9.7 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2022 consisted primarily of a $5.9 million decrease in deferred revenue, a $4.8 million decrease in operating lease liabilities, a $0.4 million increase in prepaid expenses and other current assets, a $2.9 million increase in accrued expenses, all of which were partially offset by a $3.0 million decrease in accounts receivable. The decrease in deferred revenue during the six months ended June 30, 2022 was due to the revenue we recognized in that same period under the 2018 Roche Agreement.

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

Investing Activities

During the six months ended June 30, 2022 and 2021, net cash used in investing activities was $0.3 million and $0.5 million, respectively, consisting of purchases of property and equipment.

The purchases of property and equipment in each period were primarily for equipment purchases and leasehold improvements related to the expansion of our research and development activities and the growth of our business.

Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities was $3.2 million consisting of proceeds from the ATM Facility, employee stock purchase plan issuances, and stock option exercises during the period.

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
•
the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder; and
•
the severity, duration and impact of the COVID-19 pandemic and macroeconomic conditions, which may adversely impact our business.

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders' interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, including due to adverse macroeconomic conditions such as rising interest rates, we would be required to delay, scale back or discontinue our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2022, we had cash and cash equivalents of $105.6 million, which consisted of cash and money market funds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these balances, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2022, we estimate that we have used 100% of the net proceeds for advancing the clinical development of our product candidates, development of additional product candidates as well as for working capital and general corporate purposes. There were no material changes in the use of the net proceeds from our IPO as described in our final prospectus relating to the Registration Statement, filed with the SEC on October 30, 2020 pursuant to Rule 424(b)(4).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation of SQZ Biotechnologies Company.	8-K	001-39662	3.1	11/04/2020

3.2	Amended and Restated Bylaws of SQZ Biotechnologies Company.	S-1/A	333-249422	3.4	10/26/2020

4.1	Amended and Restated Investors’ Rights Agreement, dated as of December 19, 2019, as amended.	S-1	333-252889	4.1	02/09/2021

4.2	Specimen Stock Certificate.	S-1/A	333-249422	4.2	10/26/2020

10.1	Employment Agreement between SQZ Biotechnologies Company and Marshelle Smith Warren, dated May 25, 2022.					*

10.2	Employment Agreement between SQZ Biotechnologies Company and Micah Zajic, dated July 7, 2022.	8-K	001-39662	10.1	07/11/2022

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SQZ Biotechnologies Company

Date: August 4, 2022	By:	/s/ Armon Sharei, Ph.D.
Armon Sharei, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: August 4, 2022	By:	/s/ Micah Zajic
Micah Zajic
Chief Financial Officer
(principal financial officer)