Form 10-Q
period 2022-09-30
SQZ Biotechnologies Co
filed 2022-11-09
CIK 1604477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 3, 2022, the registrant had 29,450,616 shares of common stock, $0.001 par value per share, outstanding.

SQZ BIOTECHNOLOGIES COMPANY

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our plans to develop, manufacture and commercialize our product candidates, the timing or outcome of our ongoing or planned clinical trials for SQZ-PBMC-HPV, SQZ-AAC-HPV, SQZ-eAPC-HPV or any of our other pipeline product candidates and any future product candidates, the clinical utility of our product candidates, the anticipated impact of the COVID-19 pandemic on our business and operations, including manufacturing, research and development, clinical trials and employees, our cash needs and availability, our plans to mitigate the risk that we are unable to continue as a going concern, and the plans and objectives of management for future operations, are forward-looking statements.

The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, risks and uncertainties related to our ability to continue as a going concern; our limited operating history; our significant losses incurred since inception and expectation to incur significant additional losses for the foreseeable future; the development of our initial product candidates, upon which our business is highly dependent; the impact of the COVID-19 pandemic on our operations and clinical activities; our need for additional funding and our cash runway; the lengthy, expensive, and uncertain process of clinical drug development, including uncertain outcomes of clinical trials and potential delays in regulatory approval; our ability to maintain our relationships with our third party vendors and strategic collaborators; protection of our proprietary technology, intellectual property portfolio and the confidentiality of our trade secrets; general economic conditions and other important factors discussed under the caption "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, this Quarterly Report on Form 10-Q and our other filings with the U.S. Securities and Exchange Commission.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$84,239	$143,513
Accounts receivable	—	3,000
Prepaid expenses and other current assets	3,098	4,122
Total current assets	87,337	150,635
Property and equipment, net	2,521	3,046
Restricted cash	2,305	2,305
Deferred offering costs	306	323
Operating lease right-of-use assets	62,385	69,843
Total assets	$154,854	$226,152
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,311	$3,971
Accrued expenses	7,823	6,810
Current portion of deferred revenue	3,500	12,507
Current portion of operating lease liabilities	10,627	9,936
Total current liabilities	25,261	33,224
Deferred revenue, net of current portion	9,196	9,196
Operating lease liabilities, net of current portion	51,823	59,756
Total liabilities	86,280	102,176
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2022 and December 31, 2021; No shares issued or outstanding.	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2022 and December 31, 2021; 29,350,158 and 28,133,368 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	29	28
Additional paid-in capital	329,972	319,458
Accumulated deficit	(261,427)	(195,510)
Total stockholders’ equity	68,574	123,976
Total liabilities and stockholders’ equity	$154,854	$226,152

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
Revenue:
Collaboration revenue	$3,130	$4,755	$9,011	$14,748
Grant revenue	322	—	524	—
Total revenue	3,452	4,755	9,535	14,748
Operating expenses:
Research and development	19,631	20,520	55,401	52,942
General and administrative	6,919	6,691	20,789	18,744
Total operating expenses	26,550	27,211	76,190	71,686
Loss from operations	(23,098)	(22,456)	(66,655)	(56,938)
Other income (expense):
Interest income	436	8	608	28
Other income (expense), net	19	(2)	130	(9)
Total other income, net	455	6	738	19
Net loss and comprehensive loss	(22,643)	(22,450)	(65,917)	(56,919)
Net loss per share, basic and diluted	$(0.77)	$(0.80)	$(2.30)	$(2.08)
Weighted-average common shares outstanding, basic and diluted	29,284,151	28,050,130	28,603,020	27,421,839

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
Balances at June 30, 2022	29,148,053	$29	$326,943	$(238,784)	$88,188
Issuance of common stock under at-the-market offering, net of issuance costs of $3	202,105	—	653	—	653
Stock-based compensation expense	—	—	2,376	—	2,376
Net loss	—	—	—	(22,643)	(22,643)
Balances at September 30, 2022	29,350,158	$29	$329,972	$(261,427)	$68,574

	COMMON STOCK		ADDITIONAL		TOTAL
	SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY
Balances at June 30, 2021	28,031,404	$28	$313,914	$(161,238)	$152,704
Issuance of common stock upon exercise of stock options	33,365	—	171	—	171
Stock-based compensation expense	—	—	2,781	—	2,781
Net loss	—	—	—	(22,450)	(22,450)
Balances at September 30, 2021	28,064,769	$28	$316,866	$(183,688)	$133,206

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
Balances at December 31, 2021	28,133,368	$28	$319,458	$(195,510)	$123,976
Issuance of common stock upon exercise of stock options	14,757	—	29	—	29
Issuance of common stock under employee stock purchase plan	41,265	—	111	—	111
Issuance of common stock under at-the-market offering, net of issuance costs of $195	1,160,768	1	3,744	—	3,745
Stock-based compensation expense	—	—	6,630	—	6,630
Net loss	—	—	—	(65,917)	(65,917)
Balances at September 30, 2022	29,350,158	$29	$329,972	$(261,427)	$68,574

	COMMON STOCK		ADDITIONAL		TOTAL
	SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED DEFICIT	STOCKHOLDERS’ DEFICIT
Balances at December 31, 2020	24,786,324	$25	$253,943	$(126,769)	$127,199
Issuance of common stock upon public offering, net of issuance costs of $798	3,000,000	3	55,599	—	55,602
Issuance of common stock upon exercise of stock options	278,445	—	1,131	—	1,131
Stock-based compensation expense	—	—	6,193	—	6,193
Net loss	—	—	—	(56,919)	(56,919)
Balances at September 30, 2021	28,064,769	$28	$316,866	$(183,688)	$133,206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(65,917)	$(56,919)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	833	932
Amortization of operating lease right-of-use assets	7,458	7,384
Stock-based compensation expense	6,630	6,193
Loss on disposal of equipment	43	7
Changes in operating assets and liabilities:
Accounts receivable	3,000	1,892
Prepaid expenses and other current assets	1,024	2,669
Accounts payable	(624)	(507)
Accrued expenses	1,013	(1,402)
Deferred revenue	(9,007)	(14,523)
Operating lease liabilities	(7,242)	(6,843)
Net cash used in operating activities	(62,789)	(61,117)
Cash flows from investing activities:
Purchases of property and equipment	(421)	(613)
Proceeds from disposals of property and equipment	34	—
Net cash used in investing activities	(387)	(613)
Cash flows from financing activities:
Proceeds from follow-on public offering of common stock, net of commissions and underwriting discounts	—	56,400
Payment of public offering costs	—	(1,904)
Proceeds from issuance of common stock under at-the market offering	3,762	—
Proceeds from issuance of common stock under employee stock purchase plan	111	—
Proceeds from exercise of stock options	29	1,131
Net cash provided by financing activities	3,902	55,627
Net (decrease) increase in cash, cash equivalents and restricted cash	(59,274)	(6,103)
Cash, cash equivalents and restricted cash at beginning of period	145,818	172,662
Cash, cash equivalents and restricted cash at end of period	$86,544	$166,559
Supplemental disclosure of non-cash investing and financing activities:
Lease assets obtained in exchange for operating lease liabilities	$—	$31,306

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

Since inception, the Company has funded its operations primarily with payments received in connection with collaboration agreements, proceeds from equity and debt financing, and most recently, with proceeds from its 2020 initial public offering (“IPO”) and its 2021 follow-on offering. On November 10, 2021, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) to issue and sell up to $75,000,000 in shares of the Company’s common stock from time to time during the term of the Sales Agreement through an “at-the-market” equity offering program under which Jefferies acts as the Company’s sales agent (the “ATM Facility”). During the nine months ended September 30, 2022, the Company sold 1,160,768 shares of common stock under the ATM Facility for net proceeds of approximately $3.7 million.

The Company has incurred recurring losses since inception, including net losses of $65.9 million for the nine months ended September 30, 2022. As of September 30, 2022, the Company had an accumulated deficit of $261.4 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company’s current financial resources and currently forecasted operating plan would allow the Company to operate into the fourth quarter of 2023, but not for more than one year after the date that these condensed consolidated financial statements are issued. The Company is developing plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or debt financings, and/or potentially new collaborations, business transactions and reducing cash expenditures. If the Company is not able to secure adequate additional funding, the Company plans to make significant reductions in spending. In that event, the Company may have to delay, scale back, or eliminate some or all of the Company’s research and development programs and technology platform activities which could adversely affect its business prospects, or the Company may be unable to continue operations.

Management has assessed the Company’s ability to continue as a going concern in accordance with the requirements of ASC 205-40, taking into consideration its recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future and the need to raise additional capital to finance future operations. As of November 9, 2022, the issuance date of these interim condensed consolidated financial statements for the three and nine month periods ended September 30, 2022, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these condensed consolidated financial statements are issued. The Company will require additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. If the Company is unable to obtain funding, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, or at all.

The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Impact of the COVID-19 Pandemic

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was initially reported and since then, COVID-19 has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the U.S. government-imposed travel restrictions on travel between the United States, Europe and certain other countries. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on hospitals, businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, prices have increased, and the use of facilities and production have been suspended. The future progression of the pandemic and its effects on the Company’s business and operations are uncertain.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2021 was derived from audited financial statements but does not include all disclosures required by GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 16, 2022. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2022, the consolidated results of operations for the three and nine months ended September 30, 2022 and 2021, and the consolidated cash flows for the nine months ended September 30, 2022 and 2021 have been made. The Company’s consolidated results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the full year or any other subsequent interim period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition, the accrual of research and development expenses, and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, judgments and methodologies as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in the earlier recognition of credit losses, if any. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”), which provides additional implementation guidance on the previously issued ASU 2016-13. For the Company, both ASU 2016-13 and ASU 2019-05 are effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on its consolidated financial statements, however the Company does not expect that the standard will have a material impact on its consolidated financial statements.

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

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	FAIR VALUE MEASUREMENTS AT SEPTEMBER 30, 2022 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents:
Money market funds	$83,107	$—	$—	$83,107
	$83,107	$—	$—	$83,107

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2021 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents:
Money market funds	$142,547	$—	$—	$142,547
	$142,547	$—	$—	$142,547

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no changes to the valuation methods during the nine months ended September 30, 2022.The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between levels during the nine months ended September 30, 2022.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2022	2021
Machinery and equipment	$6,728	$6,659
Leasehold improvements	579	579
Furniture and fixtures	319	319
	$7,626	$7,557
Less: Accumulated depreciation and amortization	(5,105)	(4,511)
	$2,521	$3,046

Depreciation and amortization expense for each of the three months ended September 30, 2022 and 2021 was $0.3 million. Depreciation and amortization expense for the nine months ended September 30, 2022 and 2021 was $0.8 million and $0.9 million, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2022	2021

Accrued external research, development and manufacturing costs	$2,728	$2,156
Accrued employee compensation and benefits	3,540	3,040
Other	1,555	1,614
	$7,823	$6,810

6. Stock-Based Compensation

The following table summarizes the Company’s stock option activity since December 31, 2021:

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	INTRINSIC VALUE
			(in years)	(in thousands)
Outstanding at December 31, 2021	4,339,523	$9.75	7.68	$8,823
Granted	2,541,920	5.75
Exercised	(14,757)	1.95
Forfeited or canceled	(260,186)	10.63
Outstanding at September 30, 2022	6,606,500	$8.19	7.69	$169
Vested and expected to vest at September 30, 2022	6,606,500	$8.19	7.69	$169
Options exercisable at September 30, 2022	2,825,300	$7.97	5.94	$169

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options was classified in the consolidated statements of operations as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
Research and development expenses	$1,034	$1,423	$2,563	$2,670
General and administrative expenses	1,342	1,358	4,067	3,523
	$2,376	$2,781	$6,630	$6,193

As of September 30, 2022, total unrecognized stock-based compensation expense related to unvested stock-based awards was $19.3 million, which is expected to be recognized over a weighted-average period of 2.7 years.

7. Income Taxes

For the three and nine months ended September 30, 2022 and 2021, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period, due to its uncertainty of realizing a benefit from those items. Substantially all of the Company’s operating losses since inception have been generated in the United States.

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

As of September 30, 2022 and December 31, 2021, the Company had no outstanding liabilities related to the MIT Agreement. During each of the three and nine months ended September 30, 2022 and 2021, the Company did not recognize any research and development expense under the sublicense terms of the MIT Agreement.

Manufacturing Services Agreements

The Company has entered into agreements with a contract manufacturing organization to provide manufacturing services related to its product candidates. As of September 30, 2022, the Company had no non-cancelable payments under these agreements, as amended, other than the amounts included in the current portion of operating lease liabilities on the Company's consolidated balance sheets.

401(k) Plan

The Company sponsors a 401(k) defined contribution benefit plan (the “401(k) Plan”), which covers all employees who meet certain eligibility requirements as defined in the 401(k) Plan and allows participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the 401(k) Plan may be made at the discretion of management. For the three months ended September 30, 2022 and 2021, the Company contributed $0.3 million and $0.1 million, respectively to the 401(k) Plan. For the nine months ended September 30, 2022 and 2021, the Company contributed $0.5 million and $0.2 million, respectively to the 401(k) Plan.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to its vendors, lessors, contract research organizations, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its executive officers and members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company has not incurred any material costs as a result of such indemnification agreements and is not currently aware of any indemnification claims.

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

9. Leases

As of September 30, 2022, the Company leases its office and laboratory facilities under a non-cancelable operating lease entered into in December 2018, which included lease incentives, payment escalations and rent holidays. In addition, the Company has an agreement entered into in April 2019 with a contract manufacturing supplier that is considered an embedded lease because the Company has substantially all the economic benefits of the related asset and can direct its use. The Company had not entered into any financing leases or any short-term operating leases as of September 30, 2022 and December 31, 2021.

The components of lease cost and other information for the Company’s lease portfolio were as follows (in thousands, except term and discount rate amounts):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
Lease cost:
Operating lease cost	$3,347	$3,430	$10,867	$9,965
Variable lease cost	454	425	1,424	1,428
	$3,801	$3,855	$12,291	$11,393

	SEPTEMBER 30, 2022	DECEMBER 31, 2021
Other information:
Weighted-average remaining lease term (in years)	5.5	6.2
Weighted-average discount rate	7.6%	7.6%

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$11,060	$9,424

10. License and Collaboration Agreements

2017 License and Collaboration Agreement with Roche

In April 2017, the Company entered into a second license and collaboration agreement with Roche (the “2017 Roche Agreement”) to allow Roche to use the Company’s Cell Squeeze technology to enable gene editing of immune cells to discover new targets in cancer immunotherapy. The 2017 Roche Agreement included several licenses granted by Roche to the Company and by the Company to Roche in order to conduct a specified research program in accordance with a specified research plan. In the first quarter of 2022, the 2017 Roche Agreement was terminated and all active work streams under the 2017 Roche Agreement were concluded. As of December 31, 2021, the Company determined that it expected to incur no additional costs to satisfy the remaining performance obligations under the 2017 Roche Agreement and all remaining deferred revenue was recognized as of that date. There was no revenue recorded under this agreement during the three and nine months ended September 30, 2022.

During the three and nine months ended September 30, 2021, the total costs expected to be incurred to satisfy the performance obligation under the 2017 Roche Agreement decreased by $0.1 million and $0.4 million, respectively. The Company recognized revenue of $0.3 million and $1.0 million during the three and nine months ended September 30, 2021, respectively.

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

Under the 2018 Roche Agreement, Roche was granted option rights to obtain an exclusive license to develop APC products or products derived from the collaboration programs on a product-by-product basis. These option rights are exercisable upon the achievement of clinical Phase 1 proof of concept and expire, if unexercised, as of a date specified in the agreement. In addition, Roche was granted an option right to obtain an exclusive license to develop a Tumor Cell Lysate (“TCL”) product. This option right is exercisable upon the achievement of clinical proof of concept and expires, if unexercised, as of a date specified in the agreement. For each of the APC products and TCL product, once Roche exercises its option and pays a specified incremental amount ranging from $15.0 million to $50.0 million for APC products and of $100.0 million for the TCL product, Roche will receive worldwide, exclusive commercialization rights for the licensed products, subject to the Company’s alternating option to retain U.S. APC commercialization rights. The Company will retain worldwide commercialization rights to any APC products or the TCL product for which Roche elects not to exercise its applicable option. For the first APC product that Roche exercises its option, Roche will receive worldwide, exclusive commercialization rights for the licensed product. On a product-by-product basis for the APC products, after the first product option is exercised by Roche and for every other product for which Roche exercises its option, the Company will retain an option to obtain the exclusive commercialization rights in the United States. Upon exercise of the TCL option by Roche, (i) the Company will be entitled to receive the aforementioned milestone payment of $100.0 million and (ii) profits from the TCL product will be shared equally by the Company and Roche. Through September 30, 2022, Roche had not exercised any of its options under the 2018 Roche Agreement.

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

During the three and nine months ended September 30, 2022, there were no significant changes in the total estimated costs expected to be incurred to satisfy the performance obligations under the 2018 Roche Agreement. During the three and nine months ended September 30, 2021, the estimated costs expected to be incurred to satisfy the performance obligations increased by $0.4 million. The Company recognized revenue of $3.1 million and $4.5 million during the three months ended September 30, 2022 and 2021, respectively, under this agreement. The Company recognized revenue of $9.0 million and $13.6 million during the nine months ended September 30, 2022 and 2021, respectively, under this agreement. As of September 30, 2022, the Company recorded as a contract liability deferred revenue related to the 2018 Roche Agreement of $12.2 million, of which $3.0 million was a current liability. As of September 30, 2022, the research and development services related to the performance obligations were expected to be performed over a remaining period of three months. As of December 31, 2021, the Company recorded as a contract liability deferred revenue related to the 2018 Roche Agreement of $21.2 million, of which $12.0 million was a current liability.

As of September 30, 2022 and December 31, 2021, the expected remaining period of performance of the Company’s research and development services related to the third performance obligation was not determinable, and it will not become determinable until TCL research activities resume or the 2018 Roche Agreement is modified by the Company and Roche.

Contract Liability

The changes in the total contract liability (deferred revenue) balances related to the Company’s license and collaboration agreements were as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
Balance at beginning of period	$15,326	$35,308	$21,203	$45,201
Recognition of deferred revenue	(3,130)	(4,755)	(9,011)	(14,748)
Other	—	—	4	100
Balance at end of period	$12,196	$30,553	$12,196	$30,553

11. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(22,643)	$(22,450)	$(65,917)	$(56,919)
Denominator:
Weighted-average common shares outstanding, basic and diluted	29,284,151	28,050,130	28,603,020	27,421,839
Net loss per share attributable to common stockholders, basic and diluted	$(0.77)	$(0.80)	$(2.30)	$(2.08)

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

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
Stock options to purchase common stock	6,606,500	4,527,642	6,606,500	4,527,642
	6,606,500	4,527,642	6,606,500	4,527,642

12. Subsequent Event

On November 1, 2022, as part of a transition to a more cost-effective manufacturing format, the Company provided notice to terminate its agreement with the contract manufacturing supplier referred to in Note 9, Leases. The agreement requires a nine-month prior written notice of termination, which results in an estimated termination date of July 31, 2023. As a result of the termination, the Company reduced its remaining lease payments by approximately $36.7 million. The termination will be accounted for as a lease modification in the three months ending December 31, 2022. The Company estimates the modification will reduce the right of use asset and lease liability by approximately $31.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission, or SEC, on March 16, 2022 (the “2021 Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our 2021 Form 10-K and this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

In 2021, we executed on several key areas of our pipeline and advanced our APC platform objectives. As of December 31, 2021, we have dosed 20 patients in our Phase 1 trial for our lead APC candidate, SQZ-PBMC-HPV, in HPV16+ advanced solid tumors. We reported interim data from the first three monotherapy dose-escalation cohorts at the 2021 American Society of Clinical Oncology, or ASCO, Annual Meeting, and presented interim safety, biomarker, and clinical data from the highest dose SQZ-PBMC-HPV monotherapy cohort at the 2021 European Society for Medical Oncology Immuno-Oncology, or ESMO-IO, Congress. Key observations from the reported data include, as of a cutoff date of October 8, 2021 (n=18 patients):

•
SQZ-PBMC-HPV induced a radiographic response and led to symptomatic improvement as a monotherapy treatment in a checkpoint refractory head-and-neck cancer patient
•
Across all dose levels, there were no observed treatment-related Grade 3 or greater serious adverse events, and no patient met the dose limiting toxicity, or DLT, criteria
•
Autologous cell therapy manufacturing was demonstrated in under 24 hours for all monotherapy patients, with multiple doses produced and an average vein-to-vein time of approximately one week

Although clinical enrollment has remained challenging across our clinical trials, we have advanced our trial to evaluate SQZ-PBMC-HPV in combination with checkpoint inhibitor therapies. In April 2022, the U.S. Food and Drug Administration, or FDA, granted Fast Track Designation to SQZ-PBMC-HPV for the treatment of HPV16+ advanced or metastatic solid tumors. We are targeting initial interim data for patients in combination with checkpoint inhibitors by the end of 2022. Additionally, we are continuing to enroll patients in the highest dose monotherapy cohort and are targeting additional monotherapy data by the end of 2022.

We have continued to build upon the progress of our SQZ® APC platform through the development of the novel SQZ® eAPC platform. Our lead eAPC product candidate leverages the added capabilities and functionality of multiple antigen presentation and immunological signals achieved through multiplexed mRNA delivery to diverse immune cell types. In January 2022, we received allowance to proceed with clinical trials from the FDA under our Investigational New Drug, or IND, application for SQZ-eAPC-HPV, our lead eAPC candidate engineered with HPV16 antigens and costimulatory signals. We initiated the SQZ-eAPC-HPV trial, the COMMANDER-001 Phase 1/2 study, in patients with HPV16+ advanced solid tumors in the first half of 2022. We anticipate announcing initial cohort 1 data by the end of 2022.

In 2021, we received allowance to proceed with clinical trials from the FDA under our IND for SQZ-AAC-HPV, our lead AAC product candidate derived from red blood cells engineered with tumor-specific antigens. We are currently enrolling monotherapy cohorts as part of the Phase 1 ENVOY-001 trial to assess safety and tolerability as well as secondary outcome measures of the investigational SQZ-AAC-HPV therapy in HPV16+ advanced solid tumors, and plan to announce initial interim safety data for a limited number of patients by the end of 2022.

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

As we continue to develop our point-of-care manufacturing system we are also evaluating the capacity to utilize the system to reduce manufacturing-related costs for our other therapeutic product candidates. Furthermore, we are evaluating the possibility of allowing access to the Cell Squeeze® technology, associated methods and clinical-scale systems for manufacturing uses together with third-parties.

Since our inception, we have focused substantially all of our resources on building our Cell Squeeze technology, establishing and protecting our intellectual property portfolio, conducting research and development activities, developing our manufacturing process and manufacturing product candidate materials, preparing for and initiating clinical trials of our product candidates, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. Through September 30, 2022, we have funded our operations primarily with upfront and milestone payments received under our collaboration agreements with Hoffman La Roche Inc. and F. Hoffman La Roche Ltd. (together, "Roche",) and with proceeds from equity and debt offerings, most recently from our initial public offering, or IPO, and follow-on public offering of common stock, or the Follow-on Offering. During the nine months ended September 30, 2022, we raised $3.7 million in net proceeds, utilizing an “at-the-market” offering facility, pursuant to which we sold 1,160,768 shares of our common stock.

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported a net loss of $65.9 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $261.4 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Absent significant changes to our current operating structure, we expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of November 9, 2022, the issuance date of the interim condensed consolidated financial statements for the three and nine month periods ended September 30, 2022, included elsewhere in this Quarterly Report on Form 10-Q, based on our recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future and the need to raise additional capital to finance future operations, our management has concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that the condensed consolidated financial statements are issued. See “—Liquidity and Capital Resources.”

Impact of the COVID-19 Pandemic

The COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on hospitals, businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, prices have increased, and the use of facilities and production have been suspended. The future progression of the pandemic and its effects on our business and operations are uncertain.

The COVID-19 pandemic has impacted and may continue to impact personnel at third-party manufacturing facilities or the availability or cost of materials, which would disrupt our supply chain. It also has affected and may continue to affect our ability to enroll patients in and timely complete our ongoing clinical trials of SQZ-PBMC-HPV, SQZ-AAC-HPV and SQZ-eAPC-HPV and delay the initiation of future clinical trials, disrupt regulatory activities or have other adverse effects on our business and operations. For example, we have experienced delays in receiving supplies of raw materials for our preclinical activities due to the impact of COVID-19 on our suppliers’ ability to timely manufacture these materials, and we have experienced an increase in the transportation cost of our product candidates due to the decreased availability of commercial flights. In addition, we have experienced delays in opening clinical trial sites and sites that are open may also have challenges enrolling patients. Further, staff shortages, including staff that are required to conduct certain testing, such as biopsies, at our clinical sites or at third-party vendors have resulted in delays in site initiations and in some tests not being properly or timely performed or being delayed. In response to the public health directives and to help reduce the risk to our employees, we took precautionary measures, including implementing work-from-home policies for our administrative employees and staggered work times for our lab employees. We plan to continue to implement restrictive measures as appropriate and continue to assess when and how to resume normal operations. The effects of the public health directives and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines and future clinical trials, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, results of operations and financial condition, including our ability to obtain financing.

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

Collaboration Revenue

2017 License and Collaboration Agreement with Roche

In April 2017, we entered into a second license and collaboration agreement with Roche (the “2017 Roche Agreement”) to allow Roche to use our Cell Squeeze® technology to enable gene editing of immune cells to discover new targets in cancer immunotherapy. The 2017 Roche Agreement included several licenses granted by Roche to us and by us to Roche in order to conduct a specified research program in accordance with a specified research plan. In the first quarter of 2022, the 2017 Roche Agreement was terminated and all active work streams under the 2017 Roche Agreement were concluded. As of December 31, 2021, we had determined that we expected to incur no additional costs to satisfy the remaining performance obligations under the 2017 Roche Agreement and all remaining deferred revenue was recognized as of that date. There was no revenue recorded under this agreement during the three and nine months ended September 30, 2022.

During the three and nine months ended September 30, 2021, the total costs expected to be incurred to satisfy the performance obligation under the 2017 Roche Agreement decreased by $0.1 million and $0.4 million, respectively. We recognized revenue of $0.3 million and $1.0 million during the three and nine months ended September 30, 2021, respectively.

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

Under the 2018 Roche Agreement, Roche was granted option rights to obtain an exclusive license to develop APC products or products derived from the collaboration programs on a product-by-product basis and to develop a Tumor Cell Lysate, or TCL, product. For each of the APC products and TCL product, once Roche exercises its option and pays a specified incremental amount, Roche will receive worldwide, exclusive commercialization rights for the licensed products. Through September 30, 2022, Roche had not exercised any of its options under the 2018 Roche Agreement.

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

During the three and nine months ended September 30, 2022, there were no significant changes in the total estimated costs expected to be incurred to satisfy the performance obligations under the 2018 Roche Agreement. During the three and nine months ended September 30, 2021, the estimated costs expected to be incurred to satisfy the performance obligations under the 2018 Roche Agreement increased by $0.4 million. We recognized revenue of $3.1 million and $4.5 million during the three months ended September 30, 2022 and 2021, respectively, under this agreement. We recognized revenue of $9.0 million and $13.6 million during the nine months ended September 30, 2022 and 2021, respectively, under this agreement. As of September 30, 2022, we recorded as a contract liability deferred revenue related to the 2018 Roche Agreement of $12.2 million, of which $3.0 million was a current liability. As of September 30, 2022, the research and development services related to the performance obligations were expected to be performed over a remaining period of three months.

As of September 30, 2022, the expected remaining period of performance of our research and development services related to the third performance obligation was not determinable, and it will not become determinable until TCL research activities resume or the 2018 Roche Agreement is modified by us and Roche.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	THREE MONTHS ENDED SEPTEMBER 30,
	2022	2021	CHANGE
	(in thousands)
Collaboration revenue	$3,130	$4,755	$(1,625)
Grant revenue	322	—	322
Total revenue	3,452	4,755	(1,303)
Operating expenses:
Research and development	19,631	20,520	(889)
General and administrative	6,919	6,691	228
Total operating expenses	26,550	27,211	(661)
Loss from operations	(23,098)	(22,456)	(642)
Other income (expense):
Interest income	436	8	428
Other income (expense), net	19	(2)	21
Total other income, net	455	6	449
Net loss	$(22,643)	$(22,450)	$(193)

Revenue

Collaboration revenue decreased by $1.6 million to $3.1 million for the three months ended September 30, 2022, compared to $4.8 million for the three months ended September 30, 2021. The decrease in revenue was primarily due to the following:

•
an increase in the expected remaining performance period of the 2018 Roche Agreement at the end of 2021, resulting in a longer period over which revenue is recognized in 2022 as compared to the same period in 2021.
•
a decrease in the number of performance obligations for which revenue is being recognized. During the three months ended September 30, 2021, we recognized revenue of $0.3 million under the 2017 Roche Agreement whereas during the three months ended September 30, 2022, we recognized no revenue under this agreement as the performance obligations were fully satisfied.

The decrease in collaboration revenue for the three months ended September 30, 2022 was partially offset by a $0.3 million increase in grant revenue. We were awarded a government grant by the NIH at the end of the first quarter of 2022 and began performing services under this grant during the second quarter of 2022.

Research and Development Expenses

	THREE MONTHS ENDED SEPTEMBER 30,
	2022	2021	CHANGE
	(in thousands)
Direct research and development expenses by program:
SQZ-PBMC-HPV	$2,975	$4,187	$(1,212)
SQZ-AAC-HPV	2,003	895	1,108
SQZ-eAPC-HPV	3,567	6,393	(2,826)
Other programs	2,211	1,369	842
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	6,336	5,317	1,019
Facility related	1,430	1,251	179
Laboratory and consumable materials	395	389	6
Platform-related external services and other	714	719	(5)
Total research and development expenses	$19,631	$20,520	$(889)

Research and development expenses decreased by $0.9 million to $19.6 million for the three months ended September 30, 2022, from $20.5 million for the three months ended September 30, 2021. The net decrease was primarily due to the following:

•
SQZ-PBMC-HPV program costs decreased by $1.2 million primarily due to a decrease in allocated manufacturing costs partially offset by an increase in clinical trial costs.
•
SQZ-eAPC-HPV program costs decreased by $2.8 million due to a decrease in manufacturing, materials and setup costs partially offset by an increase in allocated manufacturing costs and an increase in clinical trial-related costs.

Partially offsetting the above decreases were:

•
SQZ-AAC-HPV program costs, which increased by $1.1 million primarily as a result of an increase in allocated manufacturing costs and clinical trial-related costs.
•
Other program costs, which increased by $0.8 million primarily due to expenses incurred on developing a point-of-care system to manufacture our product candidates.
•
Personnel-related costs, which increased by $1.0 million primarily due to a $1.4 million increase in salary and benefit costs as a result of increased headcount in our research and development function, partially offset by a $0.4 million decrease in stock-based compensation expense.

The changes in facilities, laboratory and consumable materials and platform-related external services and other costs were not significant.

General and Administrative Expenses

	THREE MONTHS ENDED SEPTEMBER 30,
	2022	2021	CHANGE
	(in thousands)
Personnel related (including stock-based compensation)	$3,780	$3,207	$573
Professional, consultant and patent related costs	1,282	1,709	(427)
Facility related and other costs	1,857	1,775	82
Total general and administrative expenses	$6,919	$6,691	$228

General and administrative expenses increased by $0.2 million during the three months ended September 30, 2022 to $6.9 million, compared to $6.7 million for the three months ended September 30, 2021. The increase was primarily due to:

•
an increase of $0.6 million in personnel-related costs due to an increase in salary and benefit costs as a result of increased headcount and higher salary costs.
•
a decrease of $0.4 million in professional, consultant and patent related costs due to lower legal costs incurred.

Interest Income

Interest income for the three months ended September 30, 2022 and 2021 was $0.4 million and $8 thousand, respectively. The increase in interest income was due to the increase in average interest rates during the respective periods.

Other Income (Expense), Net

Other income (expense), net for the both the three months ended September 30, 2022 and 2021 was not significant.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	CHANGE
	(in thousands)
Revenue:
Collaboration revenue	$9,011	$14,748	$(5,737)
Grant revenue	524	—	524
Total revenue	$9,535	$14,748	$(5,213)
Operating expenses:
Research and development	55,401	52,942	2,459
General and administrative	20,789	18,744	2,045
Total operating expenses	76,190	71,686	4,504
Loss from operations	(66,655)	(56,938)	(9,717)
Other income (expense):
Interest income	608	28	580
Other income (expense), net	130	(9)	139
Total other income, net	738	19	719
Net loss	$(65,917)	$(56,919)	$(8,998)

Revenue

Collaboration revenue decreased by $5.7 million to $9.0 million for the nine months ended September 30, 2022, compared to $14.7 million for the three months ended September 30, 2021. The decrease in revenue was primarily due to the following:

•
an increase in the expected remaining performance period of the 2018 Roche Agreement at the end of 2021, resulting in a longer period over which revenue is recognized in 2022 as compared to the same period in 2021.
•
a decrease in the number of performance obligations for which revenue is being recognized. During the nine months ended September 30, 2021, we recognized revenue of $1.0 million under the 2017 Roche Agreement whereas during the nine months ended September 30, 2022, we recognized no revenue under this agreement as the performance obligations were fully satisfied.

The decrease in collaboration revenue for the nine months ended September 30, 2022 was partially offset by a $0.5 million increase in grant revenue. We were awarded a government grant by the NIH at the end of the first quarter of 2022 and began performing services under this grant during the second quarter of 2022.

Research and Development Expenses

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	CHANGE
	(in thousands)
Direct research and development expenses by program:
SQZ-PBMC-HPV	$7,193	$11,314	$(4,121)
SQZ-AAC-HPV	4,889	3,005	1,884
SQZ-eAPC-HPV	9,622	11,607	(1,985)
Other programs	8,557	5,870	2,687
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	17,604	13,991	3,613
Facility related	4,149	3,816	333
Laboratory and consumable materials	1,041	985	56
Platform-related external services and other	2,346	2,354	(8)
Total research and development expenses	$55,401	$52,942	$2,459

Research and development expenses increased by $2.5 million to $55.4 million for the nine months ended September 30, 2022 from $52.9 million for the nine months ended September 30, 2021. The net increase was primarily due to the following:

•
SQZ-AAC-HPV program costs increased by $1.9 million primarily as a result of an increase in allocated manufacturing costs and clinical trial-related costs partially offset by reduced technology transfer costs.
•
Other program costs increased by $2.7 million primarily due to expenses incurred on developing a point-of-care system to manufacture our product candidates, as well as development of other platform related programs.
•
Personnel-related costs increased by $3.6 million was primarily due to a $3.7 million increase in salary and benefit costs as a result of increased headcount in our research and development function, partially offset by a $0.1 million decrease in stock-based compensation expense.
•
Facilities costs increased by $0.3 million due to higher operational costs.

Partially offsetting the above increases were:

•
SQZ-PBMC-HPV program costs, which decreased by $4.1 million primarily due to a decrease in allocated and direct manufacturing costs, partially offset by an increase in clinical trial-related costs.
•
SQZ-eAPC-HPV program costs, which decreased by $2.0 million due to a decrease in mRNA materials manufacturing costs, partially offset by an increase in allocated and direct manufacturing and clinical costs.

The changes in laboratory and consumable materials and platform-related external services and other costs were not significant.

General and Administrative Expenses

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	CHANGE
	(in thousands)
Personnel related (including stock-based compensation)	$10,887	$9,141	$1,746
Professional, consultant and patent related costs	4,384	4,398	(14)
Facility related and other costs	5,518	5,205	313
Total general and administrative expenses	$20,789	$18,744	$2,045

General and administrative expenses increased by $2.1 million during the nine months ended September 30, 2022 to $20.8 million, compared to $18.7 million for the nine months ended September 30, 2021. The increase was primarily due to:

•
an increase of $1.7 million in personnel-related costs due to a $1.1 million increase in salary and benefit costs as a result of increased headcount and higher salary costs and a $0.6 million increase in stock-based compensation expense.
•
an increase of $0.3 million in facility related and other costs primarily due to higher operational costs.

Interest Income

Interest income for the nine months ended September 30, 2022 and 2021 was $0.6 million and $28 thousand, respectively. The increase in interest income was due to the increase in average interest rates during the respective periods.

Other Income (Expense), Net

Other income (expense), net for the nine months ended September 30, 2022 was $0.1 million. The other income of $0.1 million for the nine months ended September 30, 2022 was primarily related to a grant received from a Massachusetts economic development and investment agency. Other income (expense), net for the nine months ended September 30, 2021 was insignificant.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for the next several years, if at all. Through September 30, 2022, we have funded our operations primarily with payments received in connection with collaboration agreements, proceeds from equity and debt financing, most recently, with proceeds from our IPO, Follow-On Offering and our at-the market offering facility with Jefferies LLC ("ATM Facility"). During the nine months ended September 30, 2022, we raised $3.7 million in net proceeds, under the ATM Facility, pursuant to which we sold 1,160,768 shares of our common stock. See Note 1 to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further information on the ATM Facility. As of September 30, 2022, we had cash and cash equivalents of $84.2 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(62,789)	$(61,117)
Net cash used in investing activities	(387)	(613)
Net cash provided by financing activities	3,902	55,627
Net (decrease) increase in cash, cash equivalents and restricted cash	$(59,274)	$(6,103)

Operating Activities

During the nine months ended September 30, 2022, operating activities used $62.8 million of cash, primarily resulting from our net loss of $65.9 million and changes in our operating assets and liabilities of $11.8 million, partially offset by net non-cash charges of $15.0 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2022 consisted primarily of a $9.0 million decrease in deferred revenue, a $7.2 million decrease in operating lease liabilities, a $1.0 million decrease in prepaid expenses and other current assets, a $1.0 million increase in accrued expenses, all of which were partially offset by a $3.0 million decrease in accounts receivable. The decrease in deferred revenue during the nine months ended September 30, 2022 was due to the revenue we recognized in that same period under the 2018 Roche Agreement.

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

Investing Activities

During the nine months ended September 30, 2022 and 2021, net cash used in investing activities was $0.4 million and $0.6 million, respectively, consisting of purchases of property and equipment.

The purchases of property and equipment in each period were primarily for equipment purchases and leasehold improvements related to the expansion of our research and development activities and the growth of our business.

Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $3.9 million consisting of proceeds from the ATM Facility, employee stock purchase plan issuances, and stock option exercises during the period.

During the nine months ended September 30, 2021, net cash provided by financing activities was $55.6 million, consisting of net proceeds from the Follow-on Offering in February 2021, of $56.4 million, in addition to proceeds of $1.1 million from stock option exercises during the period, offset by the payment of $1.9 million of IPO and Follow-on Offering costs.

Funding Requirements

Absent significant changes to our current operating structure, we expect that our expenses will increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. The timing and amount of our operating and capital expenditures will depend largely on:

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

As of September 30, 2022, we had an accumulated deficit of $261.4 million. During the nine months ended September 30, 2022, we recorded a net loss of $65.9 million. In addition, during the nine months ended September 30, 2022 we used $63.2 million in operating and investing activities resulting in a cash and cash equivalents balance of $84.2 million as of September 30, 2022. We expect that our operating losses and negative cash flows will continue for the foreseeable future. Based on our currently forecasted operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023, but not for more than one year after the date that the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. Therefore, based on our recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future and the need to raise additional capital to finance future operations, as of November 9, 2022, the issuance date of these interim condensed consolidated financial statements for the three and nine months ended September 30, 2022, included elsewhere in this Quarterly Report on Form 10-Q, management has concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that the condensed consolidated financial statements are issued. We are developing plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or debt financings, and/or potentially new collaborations, business transactions and reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make significant reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our research and development programs and technology platform activities which could adversely affect our business prospects, or we may be unable to continue operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2022, we had cash and cash equivalents of $84.2 million, which consisted of cash and money market funds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these balances, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. In addition to the other information in this Quarterly Report on Form 10-Q, including our interim condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Results of Operations and Financial Condition”, you should carefully consider the factors described in the section titled “Risk Factors” in our 2021 Form 10-K. Other than as discussed below, there have been no material changes to our risk factors as previously disclosed in our 2021 Form 10-K.

We do not currently have sufficient working capital to fund our planned operations for the next twelve months and may not be able to continue as a going concern.

As of November 9, 2022, the issuance date of the interim condensed consolidated financial statements, included elsewhere in this Quarterly Report on Form 10-Q, our management has concluded that there is substantial doubt about our ability to continue as a going concern, as we currently do not have adequate financial resources to fund our forecasted operating costs for at least twelve months from the filing of this Quarterly Report on Form 10-Q. As of September 30, 2022, we have an accumulated deficit of $261.4 million. During the nine months ended September 30, 2022, we recorded a net loss of $65.9 million. In addition, during the nine months ended September 30, 2022 we used $63.2 million in operating and investing activities resulting in a cash and cash equivalents balance of $84.2 million as of September 30, 2022.As a result, absent significant changes to our operating structure, our existing cash resources are not expected to be sufficient to meet our anticipated needs over the next twelve months from the date hereof, and we will need to raise additional capital to continue our operations and to implement our business plan. Although we have been able to raise capital in the past primarily through debt or equity financings and strategic collaborations, there is no assurance that we will be able to obtain additional financing on favorable terms or at all.

If we raise funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. Further, any contracts or license arrangements we enter into to raise funds may require us to relinquish our rights to our products or technology, and we may not be able to enter into any such contracts or license arrangements on favorable terms, or at all. Additionally, our fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates, if approved. Having insufficient funds may require us to delay or scale back our development programs and other activities, revise our business plan and strategy, liquidate certain assets to remain afloat, or cease our operations altogether.

Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

We have prepared our condensed consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments to reflect our possible inability to continue as a going concern within one year after the issuance of such financial statements. If we are unable to continue as a going concern, you could lose all or part of your investment in our Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Effective November 1, 2022, our Board of Directors, or Board, appointed existing director Bernard Coulie, M.D., to serve as Chair of the Board following Amy W. Schulman's decision to step down as Chair. Ms. Schulman continues to serve on the Board.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation of SQZ Biotechnologies Company.	8-K	001-39662	3.1	11/04/2020

3.2	Amended and Restated Bylaws of SQZ Biotechnologies Company.	S-1/A	333-249422	3.4	10/26/2020

4.1	Amended and Restated Investors’ Rights Agreement, dated as of December 19, 2019, as amended.	S-1	333-252889	4.1	02/09/2021

4.2	Specimen Stock Certificate.	S-1/A	333-249422	4.2	10/26/2020

10.1	Separation Agreement between SQZ Biotechnologies Company and Howard Bernstein, dated September 2, 2022.					*

10.2	Transition Consulting Agreement between SQZ Biotechnologies Company and Howard Bernstein, dated November 1, 2022.					*

10.3	Employment Agreement between SQZ Biotechnologies Company and Micah Zajic, dated July 7, 2022.	8-K	001-39662	10.1	07/11/2022

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)	*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SQZ Biotechnologies Company

Date: November 9, 2022	By:	/s/ Armon Sharei, Ph.D.
Armon Sharei, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: November 9, 2022	By:	/s/ Micah Zajic
Micah Zajic
Chief Financial Officer
(principal financial officer)