Form 10-K
period 2022-12-31
SQZ Biotechnologies Co
filed 2023-03-22
CIK 1604477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s common stock as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, (based on the last reported sale price on the New York Stock Exchange as of such date) was approximately $80.3 million.

The number of shares of Registrant’s common stock outstanding as of March 11, 2023 was 29,491,125.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Registrant’s 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the end of the Registrant’s fiscal year ended December 31, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Annual Report, including without limitation statements regarding our plans to develop, manufacture and commercialize our product candidates, the timing or outcome of our ongoing or planned clinical trials for SQZ-AAC-HPV and SQZ-eAPC-HPV and any future product candidates, the clinical utility of our product candidates, the anticipated impact of the COVID-19 pandemic and general economic conditions on our business and operations, including manufacturing, research and development, clinical trials and employees, our cash needs and availability, the sufficiency of our cash and cash equivalents and our ability to raise additional capital to fund our operations, our plans to mitigate the risk that we are unable to continue as a going concern, and the plans and objectives of management for future operations, are forward-looking statements.

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
•
we may be unable to successfully execute or achieve the anticipated benefits of the strategic realignment we announced in November 2022 to prioritize our clinical stage product candidates;
•
we will require significant additional funding in order to complete development of and obtain regulatory approval for our product candidates and commercialize our products, if approved, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts;
•
substantial doubt exists about our ability to continue as a going concern, which may require us to revise our business plan and strategy, liquidate certain assets to delay, scale back or cease our operations and may materially and adversely affect the price per share of our common stock and may make it more difficult for us to obtain financing;
•
adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, such as actual events or concerns involving liquidity, defaults or non-performance, could affect our operations and liquidity;
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
•
we do not have multiple sources of supply for some of the components used in our product candidates, nor long-term supply contracts, and certain of our suppliers are critical to our production; if we were to lose a critical supplier or are subject to extended supply delays, it could have a material adverse effect on our ability to complete the development of

2

our product candidates; if we obtain regulatory approval for our product candidates, we would need to expand the supply of components in order to commercialize them;
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

3

Item 1. Business.

Overview

SQZ Biotechnologies is a clinical-stage biotechnology company focused on unlocking the full potential of cell therapies to benefit patients. The company was founded on the therapeutic potential of the Cell Squeeze® process, our proprietary technology which allows for rapid delivery of a variety of cargo into different cell types. We aim to create multiple cell therapies that drive the immune system to combat diseases.

In oncology, we are developing cell therapy platforms that are based on directing tumor antigen-specific immune activation via engineered antigen presentation. We believe that by engineering physiological antigen presentation signals in subsets of peripheral blood cells that act on immune priming pathways, we have the potential to develop cell therapies that are designed to be potent drivers of tumor-specific immunity, well-tolerated, administered without lymphodepleting, preconditioning or hospitalization, and produced in under 24 hours.

2022 Significant Developments

In 2022, we executed on several key areas of our pipeline. On January 24, 2022, we announced U.S. Food and Drug Administration, or FDA, allowance to proceed under our Investigational New Drug application, or IND, for SQZ-eAPC-HPV and began enrolling patients in our Phase 1/2 clinical trial for the treatment of HPV16+ advanced solid tumors. In December 2022, we presented interim safety, biomarker and clinical data from the monotherapy part of the study at the 2022 European Society for Medical Oncology Immuno-Oncology, or ESMO-IO, Congress.

First-Generation SQZ-PBMC-HPV

As of December 31, 2022, we had dosed 30 patients in our Phase 1 trial for our first-generation antigen presenting cells, or APC, candidate, SQZ-PBMC-HPV, in HPV16+ advanced solid tumors. We reported preliminary biomarker and safety results at the recommended Phase 2 dose, or RP2D, of 5 million cells per kilogram (double prime) for 10 monotherapy patients and 7 patients in combination with checkpoint inhibitors (3 patients in combination with atezolizumab, or atezo, and 4 patients in combination with ipilimumab, or ipi) at the 2022 ESMO-IO Congress. Key observations from the reported data include, as of a cutoff date of October 16, 2022 (n=17 patients):

•
SQZ-PBMC-HPV increased density of CD8+ tumor infiltrating lymphocytes (TILs), as a monotherapy in one checkpoint refractory head-and-neck cancer patient, which suggests a possible pharmacodynamic response at the RP2D. In conjunction with the increases in MHCI (HLA-A) expression and reduction in HPV16 antigen E6/E7 transcript, this signature was consistent with an inflamed tumor microenvironment and antigen-specific tumor killing.
•
Across all patients dosed at the RP2D—in monotherapy and in combination cohorts—there were no observed treatment-related Grade 3 or greater serious adverse events, and no patient met the dose limiting toxicity, or DLT, criteria.
•
Autologous cell therapy manufacturing was demonstrated in under 24 hours for all RP2D patients, with multiple doses produced and product release time of approximately one week.

As of December 31, 2022, we decided to no longer enroll patients in the SQZ-PBMC-HPV trial as we transition to our second-generation SQZ® eAPC therapeutic candidate.

Second-Generation SQZ-eAPC-HPV

Our lead eAPC product candidate leverages the added capabilities and functionality of multiple antigen presentation and immunological signals achieved through multiplexed mRNA delivery to diverse immune cell types. In January 2022, we received allowance to proceed with clinical trials from the FDA under our IND for SQZ-eAPC-HPV, our eAPC candidate engineered with HPV16 antigens, a costimulatory signal and membrane bound cytokines.

We initiated the SQZ-eAPC-HPV trial, the COMMANDER-001 Phase ½ study, in patients with HPV16+ advanced solid tumors in the first half of 2022 and provided initial interim data for 4 evaluable patients in the lowest-dose monotherapy cohort at the 2022 ESMO-IO Congress. Key findings as of the cutoff date of November 25, 2022, include:

•
Stable disease observed in 2 out of 4 evaluable patients in eAPC phase 1/2 trial including a pronounced pharmacodynamic response—ELISpot summary showed maximal increase of E7 antigen reactivity of more than 14-fold—in a patient with prolonged stable disease.
•
Safety data were consistent across all doses, mostly low-grade related AEs and no evaluable patient met pre-specified DLT criteria.
•
Autologous cell therapy manufacturing was demonstrated in under 24 hours for all patients, with multiple doses produced and product release time of approximately one week.

Peer-Reviewed Publications

During the year, we had several peer-reviewed manuscripts published in scientific journals. The publications contain detailed preclinical work from multiple programs performed by us and key collaborators. The published manuscripts are as follows:

•
Preclinical Results for SQZ® APC Program:
Booty, Matthew et al. “Microfluidic Squeezing Enables MHC Class I Antigen Presentation by Diverse Immune Cells to Elicit CD8+ T Cell Responses with Antitumor Activity.” Journal of Immunology, January 2022, doi:10.4049/jimmunol.2100656
•
Preclinical Results for SQZ® Tolerizing Antigen Carriers (TAC) Program:
Raposo, Colin et al. “Engineered RBCs Encapsulating Antigen Induce Multi-Modal Antigen-Specific Tolerance and Protect Against Type 1 Diabetes.” Frontiers in Immunology, April 2022, doi.org/10.3389/fimmu.2022.869669
•
Preclinical Results for Cell Squeeze® Technology:
Park, J.C. et al. “Cell Squeeze: driving more effective CD8 T-cell activation through cytosolic antigen delivery.” ESMO Immuno-Oncology and Technology, July 2022, doi.org/10.1016/j.iotech.2022.100091
•
Preclinical Results for SQZ® AAC Program:
Blagovic, Katarina et al. “Engineered red blood cells (activating antigen carriers) drive potent T cell responses and tumor regression in mice.” Frontiers in Immunology, October 2022, doi.org/10.3389/fimmu.2022.1015585

Strategic Prioritization and Restructuring

On November 30, 2022, our Board of Directors approved a strategic prioritization of our clinical portfolio to concentrate on the development of our second-generation enhanced Antigen Presenting Cells (eAPC) cell therapy program, focused on HPV16 positive recurrent, locally advanced, or metastatic solid tumors. In the fourth quarter of 2022, the eAPC-HPV program received Fast Track Designation from the FDA for the treatment of HPV16+ recurrent, locally advanced, or metastatic solid tumors with disease progression following prior lines of systemic therapy. The strategic prioritization is a result of two primary factors:

•
transitioning from our first-generation SQZ® APCs, or SQZ-PBMC-HPV, to our second-generation therapeutic candidate SQZ® eAPCs—which leverages the APC program by adding a costimulatory factor and membrane-bound cytokines to potentially amplify the impact that eAPCs may have on HPV16+advanced solid tumors—which was generally well-tolerated in cohort one of the monotherapy dose-escalation; and
•
pausing development of other clinical and preclinical programs across oncology, immune tolerance, and infectious disease to preserve capital.

At that time, we also announced that the Board of Directors had approved a workforce reduction of approximately 60% and that Armon Sharei, PhD, Chief Executive Officer at SQZ Biotechnologies, stepped down from his role as CEO and member of the Board of Directors, effective November 30, 2022. The Board appointed Howard Bernstein, MD, PhD, former Chief Scientific Officer, and current director, as Interim Chief Executive Officer. Additionally, Micah Zajic, Chief Financial Officer, stepped down from his role as CFO, effective December 31, 2022.

During the year ended December 31, 2022, the Company recorded $4.9 million of restructuring charges, including employee-related costs of $4.5 million and facility related costs of $0.4 million. We expect to pay the majority of the remaining accrued restructuring charges of approximately $3.2 million in cash-related expenses in the first quarter of 2023 and the balance by the third quarter of 2023. The remaining restructuring charges estimates are subject to assumptions, and actual amounts may differ. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring.

We also have several paused clinical and preclinical programs across oncology, immune tolerance, and infectious disease, as well other areas and indications, that are available for strategic partnerships or collaboration.

We believe that we can leverage our foundational Cell Squeeze® technology and our associated manufacturing systems, processes and capabilities, to enable our current and future therapeutic product candidates and to potentially improve the speed and reliability of cell therapy manufacturing beyond current practices. During our Phase 1 clinical trials, we have demonstrated the ability to manufacture our APC and eAPC therapeutic candidates in under 24 hours, with product release time of approximately one week. Additionally, we continue to progress development of an automated, point-of-care manufacturing system that we believe has the potential to produce future therapeutic candidates with improved manufacturing efficiency and lower cost.

Recent Developments

At the time of the restructuring announcement, the SQZ-AAC-HPV trial had one patient in the lowest- dose cohort on study. On December 21, 2022, after two treatment cycles, the patient’s CT scan showed reduction of the target lesion—a right hilar lymph node—from 16 millimeters (mm) at baseline to 10mm, or approximately 38% from baseline, which was consistent with a partial response by RECIST 1.1 criteria. A subsequent scan on February 2, 2023, after four treatment cycles, showed further reduction of the target lesion to 8mm, or 50% from baseline, which was consistent with a confirmed partial response by RECIST 1.1 criteria, as well as an unconfirmed complete response. In March 2023, after seven cycles of SQZ-AAC-HPV, a CT scan confirmed the complete response by RECIST 1.1 criteria. Biomarker analysis on this patient identified an inflamed tumor microenvironment that highly expressed MHC1 cells and an increase in CD8+ cell density was observed. In light of this response in the first patient dosed, we decided to continue to enroll patients in the SQZ-AAC-HPV clinical trial. The Company has completed the dose-limiting toxicity period for the lowest-dose cohort. Following review and recommendation by the Study Safety Committee, the Company is advancing SQZ-AAC-HPV-101 trial to the highest-dose cohort. The company anticipates initial clinical data from the highest-dose cohort in the fourth quarter of 2023.

The ENVOY-001 trial is a Phase 1 open-label trial of our AAC HPV therapy candidate, or SQZ-AAC-HPV, as a monotherapy and in combination with immune checkpoint inhibitors in HLA-A*02+ patients with HPV16+ recurrent, locally advanced or metastatic solid tumors.

Clinical-Stage Cell Therapy Candidates

We believe our oncology cell therapy approach, which utilizes our clinical-scale microfluidic Cell Squeeze® system for cytosolic delivery of diverse cell programming biomolecules, has the potential to confer several advantages, including:

•
the potential to activate potent tumor-specific CD8+ T cell responses as encoded by the target antigen cargo;
•
multiplexed engineering of combinations of costimulatory and membrane-bound cytokine molecules that are designed to enhance stimulation and expansion of effector cells at the immune synapse; and
•
potential for rapid and reliable manufacturing of engineered peripheral blood cell products in under 24 hours.

We believe our cell therapy candidates have the potential for broad development spanning solid cancer types as a result of the different disease antigen cargo that can be squeezed into multiple cell types to drive targeted killing of tumor cells.

We are currently developing two therapeutic candidates with unique product characteristics and mechanistic benefits based on the principles of antigen-specific immune stimulation:

SQZ® Enhanced APC Platform: The eAPC platform has the potential to yield novel multi-engineered cell therapy candidates comprising antigenic, costimulatory and membrane-bound cytokine components. SQZ® eAPCs are designed to potentially augment the T cell activation signal and to elicit a polyclonal T cell response. In addition, eAPCs are engineered with mRNAs that encode full-length antigenic proteins, potentially eliminating existing HLA restrictions with the intent to substantially broaden the addressable patient population. Our first eAPC platform candidate, SQZ-eAPC-HPV, was developed by multiplexed engineering of PBMCs with five different mRNAs.

SQZ® Activating Antigen Carrier Platform: SQZ® AACs are derived from engineering red blood cells, or RBCs, with the Cell Squeeze® technology to comprise tumor-specific antigens and adjuvant. We published preclinical research on our AAC program in Frontiers in Immunology in October 2022. AACs are designed to take advantage of the natural physiological process of aged RBC clearance to target resident, professional APCs in lymphoid organs that can subsequently prime endogenous T cells to drive antitumor activity. We are currently enrolling patients in the Phase 1 ENVOY-001 trial for the SQZ-AAC-HPV investigational therapy in HPV16+ advanced or metastatic tumors.

Programs Available for Partnership or Collaboration

Autoimmune Diseases

SQZ Tolerizing Antigen Carrier Platform: In 2022, we completed a pre-IND meeting with the FDA and performed IND-enabling activities for SQZ® Tolerizing Antigen Carrier (TAC) platform with the aim to treat autoimmune diseases by inducing antigen-specific immune tolerance. We published preclinical research on our TAC program in Frontiers in Immunology in April 2022. Our research, to date, has been focused on Type 1 Diabetes and Celiac Disease. Our TACs are derived from engineering RBCs to comprise disease-specific antigens and are designed to leverage the natural physiological process of aged RBC clearance. SQZ® TACs have demonstrated the potential to induce multiple mechanisms of immune tolerance, including the deletion of disease-driving T cells, in preclinical mouse models.

Infectious Diseases

We believe our SQZ® APC, eAPC and AAC platforms have the potential to provide therapeutic benefit by driving antigen-specific immune responses in chronic and acute infectious disease settings. In preclinical studies, we have demonstrated the versatility of our eAPCs to elicit targeted CD8+ T cell activation for multiple well-known disease antigens, including in hepatitis B virus, or HBV, cytomegalovirus, or CMV, influenza A virus, or IAV, and simian immunodeficiency virus, or SIV. Chronic HBV represents a large patient population with significant unmet need, and clinical evidence suggests that the levels of virus-specific T cells are correlated with patient outcomes and disease control.

Company History

Our company is founded on the novel discovery of Cell Squeeze® technology. This foundational technology is based on the work of former Chief Executive Officer, Dr. Armon Sharei, in the laboratories of Dr. Klavs Jensen and Dr. Robert Langer at the Massachusetts Institute of Technology. In a series of experiments with a complex, high-pressure, fluid-jet delivery system, the team discovered that rapid mechanical deformation of cells enables intracellular delivery of biomaterials, resulting in the first prototype of the SQZ® microfluidic chip. Through collaboration with leading scientists in the immunology and regenerative medicine fields, the team discovered the process’ novel capabilities and potential for significant impact through engineering of cell biology and function. SQZ Biotechnologies was founded with the goal of realizing the broad potential of this technology and developing cellular medicines that are effective and well-tolerated, with improved therapeutic accessibility, for patients around the world.

Our Strategy

Our vision is to build a fully integrated cell therapy company leveraging the Cell Squeeze® technology to develop differentiated, engineered cellular therapies. We plan to develop, and if approved, commercialize, cellular therapeutics from our directed immunity platform that can modulate targeted immune responses against cancer, and potentially autoimmune and infectious diseases. To enable a future with impactful SQZ® cell therapy products as compelling early-line treatment options for patients, we are executing a strategy with the following key elements:

Advance HPV-specific cell therapy for the treatment of HPV-associated solid tumor malignancies. We believe that HPV+ cancers represent a promising lead application for our directed immunity platforms as the HPV16 viral oncogenes have been shown to be highly immunogenic and central to disease pathogenesis. Despite this, the mainstay first-line treatments do not differentially treat the underlying viral cause of HPV16+ tumors. Our strategy to target HPV16+ cancers is aimed at priming and activating T cell responses that can drive antitumor immunity. Our strategy is to develop our ex vivo engineered cell therapy candidates. The first is our SQZ-eAPC-HPV, or eAPC candidate, a multi-functional antigen presenting therapy with engineered immune activation signals, in monotherapy and potential combination treatment settings. The second our SQZ-AAC-HPV, or AAC candidate, is engineered to leverage the natural physiological process of aged RBC clearance to target resident, professional APCs that can subsequently prime endogenous T cells in effort to drive antitumor activity, in monotherapy and potential combination treatment settings.

We are currently enrolling patients in both programs with recurrent or metastatic HPV16+ cancers, including head-and-neck, cervical, and anal tumor types, in ongoing Phase 1 and Phase 1/2 trials. In current and future cohorts, we plan to evaluate our cell therapy candidates in combination with approved therapies as our preclinical studies indicate the potential for synergistic benefit with immune checkpoint inhibitors and/or chemotherapeutic agents. A combinatory approach could enable us to potentially reach a wider patient population at earlier lines of therapy, with the broader goal of improving standard of care treatment options for HPV16+ cancer patients.

•
Through partnership or collaboration, we have the potential to broaden and deepen our pipeline by expanding to additional disease antigen targets within oncology as well as autoimmune and infectious disease areas. We may selectively pursue and form strategic partnerships or collaborations to capitalize on the broad potential of the Cell Squeeze® technology. We are encouraged by initial observations and progress in our ongoing Phase 1/2 clinical trial of SQZ-eAPC-HPV in HPV+ tumors and our ongoing Phase 1 clinical trial of SQZ-AAC-HPV-101 in HPV+ tumors, and, in the future, subject to capital availability, we plan to continue to advance the research and development of new product candidates directed against solid tumor, autoimmune and infectious disease targets with high unmet need. In preclinical studies, our directed immunity platforms focused on antigen-specific immune activation have demonstrated the potential to generate CD8+ T cell responses against multiple tumor antigens, including KRAS G12D and G12V epitopes, in addition to several infectious disease antigens associated with HBV, CMV, SIV and influenza. We believe the applicability of our therapeutic approach positions us to potentially pursue a wide range of antigenic targets across indication categories. We plan to leverage our core capabilities and expertise across antigen composition development and product optimization, our manufacturing system and processes, and our next-generation therapeutic platform advancements to further innovate and grow our future product portfolio. We have a longstanding collaboration with Roche for the development of SQZ® APCs in oncology, through a partnership that began in 2015 and which was subsequently expanded in 2018.
•
Invest in our innovative manufacturing capabilities and advance our point-of-care system. We have developed proprietary manufacturing processes in compliance with applicable current good manufacturing practice, or cGMP, with our Cell Squeeze® platform, which we believe is a critical competitive advantage in the cell therapy field and a potential driver of our long-term success. We plan to continue investing resources to advance and innovate our existing manufacturing processes and systems with the goal of further reducing manufacturing time and cost, while upholding key product quality attributes. We are also developing an automated, point-of-care system that has shown the potential to streamline manufacturing time, labor, and logistics, enabling the potential for greater accessibility and patient impact of our cell therapy candidate. Our vision is to potentially generate patient doses for cell therapy candidates at or near specific treatment centers, thus significantly improving the patient experience. We have demonstrated initial engineering feasibility for engineered cells derived from PBMCs or RBCs on our point-of-care prototype.

SQZ® Technology

We have developed the Cell Squeeze® technology to be a rapid and versatile method of biomolecule delivery to cells and have demonstrated application of our clinical-scale Cell Squeeze® system to reliably yield patient dose production timelines of under 24 hours for our investigational SQZ-eAPC-HPV and SQZ-AAC-HPV therapeutic candidates. As illustrated below, the Cell Squeeze® approach utilizes microfluidic mechanical deformation which facilitates squeezing cells at high speeds through constriction(s) to temporarily disrupt the cell membrane and allow the target cargo to enter directly into the cytosol. At the current clinical scale, our proprietary system processes over 10 billion patient cells per minute.

We believe there are several advantages of utilizing the Cell Squeeze® technology as the manufacturing foundation of our cell therapy product candidates:

•
Translation across different cell types. Our technology has demonstrated desired cytosolic delivery with over 25 mammalian cell types tested to date. We have created a library of SQZ® chips designed to perform with different cell populations that can be readily configured for use in our manufacturing systems. We believe this flexible configuration could help avoid costly cell expansion steps by potentially allowing us to leverage easier to access or manipulate cells. As a result, we believe this could enable us to potentially expand the breadth of indications we may consider for our cell therapy platform in the future.
•
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
•
Preservation of cell health and function. Evidence from our preclinical studies supports our belief that intracellular delivery with the Cell Squeeze® technology does not result in substantial transcriptomic, phenotypic, and functional alterations, which we believe could translate to cell therapy product candidates with the potential to offer improved manufacturability, activity, and viability. In the context of human T cells and hematopoietic stem cells in preclinical models, we observed minimal gene expression misregulation from squeezing relative to electroporation.
•
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

Our Differentiation

We believe our technologies, capabilities, and knowledge pertaining to the fields of cell engineering and immunology position us with the potential to create cell therapy candidates with differentiated and favorable product profiles for the treatment of cancer. We believe our cell therapy approach has the potential to offer meaningful benefits to patients and have broad therapeutic scope based on the following advantages:

•
Potential to immunologically target fundamental drivers of disease. By engineering antigen presentation in a physiologically relevant manner, our therapeutic candidate is designed to generate immune responses that can potentially activate and expand endogenous T cells for the treatment of cancer. For example, the CD8+ T cell responses generated by our SQZ® eAPC platform has targeted specific tumor antigens, such as HPV E6 and E7 or KRAS mutants, to effectuate tumor regression in preclinical models. In addition, our directed immunity approach allows us to potentially access intracellular disease antigen targets to modulate immunity, which we believe is a key advantage to addressing tumor subsets and disease areas that are otherwise challenging to treat.
•
Integration of multiple functions in a single product candidate. We have developed the technology advancements, expertise, and design approaches to engineer multiple cell types, including PBMCs and RBCs, with proprietary antigenic compositions and combinations of biomolecules to potentially enable diverse therapeutic functions. Our eAPC platform represents a next-generation cell therapeutic candidate in clinical testing, which involves multiplexed engineering of 5 different mRNAs into immune cells for the purposes of increasing the activation strength and durability of potential T cell responses against disease.
•
Potential for favorable safety and tolerability. We believe that there are several distinguishing features to our therapeutic strategy and cell engineering approach that enable us to potentially create product candidates with the potential for favorable safety and tolerability outcomes. By acting on immune priming pathways to modulate endogenous effector cells, we believe we can circumvent the need for lymphodepleting conditioning which is commonly used in many current cell therapy treatment regimens and associated with significant toxicities to patients. Moreover, our current product candidate does not rely on genetic modifications to cells or treatment with viral vectors, potentially eliminating long-term safety concerns arising from unintended consequences to DNA disruption. We believe that this, coupled with our low cost-per-dose manufacturing, create the potential for the development of SQZ® therapeutic candidates into earlier lines of therapy.
•
Rapid, reliable, and flexible manufacturing of cell therapies. We have demonstrated rapid clinical manufacturing in under 24 hours via our Cell Squeeze® clinical system for each of our investigational candidates. In addition, we believe that common elements of our established manufacturing processes enable us to potentially streamline future development timelines. We believe that eliminating the need for viral vectors and multi-day manufacturing could dramatically cut costs relative to current cell therapies and enable expansion into areas where current cell engineering approaches are cost prohibitive. We estimate manufacturing costs for SQZ-eAPC-HPV could be up to 10 times lower per dose at commercial scale compared to currently marketed cell therapies. In future iterations, our point-of-care system could potentially reduce costs even further.

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

With our current clinical-scale Cell Squeeze® system and associated manufacturing processes, we have demonstrated patient dose production times of under 24 hours and product release times of approximately one week for our therapeutic candidates. Our current manufacturing and release testing workflow is represented in the figure below.

We have developed an automated, point-of-care manufacturing system that could potentially streamline manufacturing and future product candidate development timelines, furthering our broader vision to improve the accessibility and patient impact potential of cell therapies. In May 2022, we provided preclinical data showcasing the SQZ® point-of-care manufacturing system substantially reduced manufacturing times and operator hours, while preserving or improving on key product viability metrics when compared to our standard manufacturing practices. We believe there is potential to operate the point-of-care manufacturing system outside of a clean room which could further reduce manufacturing costs for our therapeutic product candidates.

Product Candidate Pipeline

SQZ® Enhanced Antigen Presenting Cell (eAPC) Platform

eAPC Platform Overview

The SQZ® eAPC platform is the second-generation product candidate designed to generate tumor-specific CD8+ T cell activation to drive the antitumor immune response. eAPCs utilize direct antigen presentation to engineer the three canonical T cell activation signals of peptide-MHC (Signal 1), costimulatory proteins (Signal 2) and cytokines (Signal 3), into the antigen presenting cells in an effort to create novel, multi-functional cell therapy product candidates for driving antitumor immunity. CD8+ T cells are known to be important effectors of the adaptive immune system, and are foundational to the recent clinical success of immunotherapy in oncologic indications.

SQZ® eAPC
Signals
2
1
3
CD86
MHC-I
CD28
TCR
IL-2
IL-12
Receptors
CD8 T Cell

SQZ® eAPCs are engineered from peripheral blood mononuclear cells (PBMCs) by using the Cell Squeeze® system to simultaneously deliver 5 mRNAs encoding for full length HPV16 E6 and E7 proteins, CD86, and membrane-bound (mb) IL-2 and mbIL-12 cytokines.

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

In contrast, in preclinical studies, our microfluidic Cell Squeeze® technology demonstrated abilities to deliver a variety of antigens directly into the cytosol, enabling potent antigen presentation for CD8+ T cell priming. In January 2022, we published peer-reviewed in vitro potency data for our first-generation SQZ® APCs (the predecessor to our eAPC platform) in the Journal of Immunology, where we demonstrated Cell Squeeze®-mediated cytosolic delivery yielded 1000-fold more efficient CD8+ activation relative to cross-presentation in dendritic cells.

Through accessing the MHC-I antigen presentation pathway in a physiological manner, we believe we can activate CD8-driven adaptive immunity against targeted diseases. Based on our preclinical research, we believe the SQZ® eAPC platform demonstrated the potential to achieve several coordinates of a T cell response.

SQZ® eAPCs is an autologous product candidate and is generated through the engineering of patient B cells, T cells, Natural killer, or NK, cells, and monocytes with 5 mRNAs encoding antigen-specific and immunological functions in a single Cell Squeeze® step. We believe that our eAPC platform has the potential to provide several therapeutic benefits, including:

•
Presentation of a greater repertoire of antigenic epitopes (Signal 1) to CD8+ and CD4+ T cells, with the aim to remove existing human leukocyte antigen (HLA) restrictions and broaden immune recognition of tumor cells

•
Expression of costimulatory molecules, such as CD86, that synergize with antigen presentation to promote T cell activation, expansion, and survival
•
Expression of proprietary, membrane-bound versions of cytokines, such as IL-2 and IL-12, that can potentially augment T cell proliferation to effector phenotypes, while reducing the toxicity risks associated with systemic administration of cytokines

We believe that our approach to engineering PBMCs as eAPCs has the potential to represent an advancement over previous antigen-specific methods by augmenting the quantity, quality, and breadth of targeted T cell responses, and by integrating multiple immunological functions into a single therapeutic. We believe that eAPCs can have broad therapeutic potential across a range of solid cancers, and that we can utilize current and future generations of our cell therapy platform to target a variety of tumor antigens with the aim to drive antitumor immunity. In preclinical studies, we have demonstrated the potential of eAPCs to generate functional T cell responses across multiple antigen target categories, including virally derived antigens, such as HPV, that are known to be highly immunogenic and point mutants, such as KRAS G12D and G12V, that are considered less immunogenic.

SQZ® eAPC Product Candidate: SQZ-eAPC-HPV

HPV+ Cancers Incidence and Unmet Need

Human papillomavirus, or HPV, infection causes some of the most common types of cancer, such as cervical and head and neck cancer, and there is significant need for new treatment options to address HPV+ tumors. According to the Centers for Disease Control, or CDC, in the United States, HPV+ tumors represent 3% of all cancers in women and 2% of all cancers in men, resulting in over 36,000 new cases of HPV+ tumors every year. HPV+ tumors represent 4.5% of all cancers worldwide, according to the International Journal of Cancer, resulting in 570,000 new cases for women and 60,000 new cases for men globally every year. According to the CDC, HPV infection plays a significant role in the formation of more than 90% of anal and cervical cancers, and most cases of vaginal (75%), oropharyngeal (70%), vulval (70%) and penile (60%) cancers. In addition, an increasing percentage of head and neck cancer is being attributed to HPV infection, particularly those arising from the oropharynx.

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

Preclinical Development of SQZ-eAPC-HPV in Solid Tumors

Our lead eAPC product candidate, SQZ-eAPC-HPV, is engineered with mRNA cargo encoding the full-length HPV16+ E6 and E7 antigenic proteins and is in development for the treatment of HPV16+ tumors. Additionally, SQZ-eAPC-HPV is designed to express CD86 as a costimulatory molecule for T cell activation, as well as proprietary, membrane-bound versions of IL-2 and IL-12 (mbIL-2 and mb-IL-12) in an effort to further potentiate T cell activation and expansion. Our IND for a Phase 1/2 clinical trial to study SQZ-eAPC-HPV was allowed to proceed by the FDA in January 2022.

In November 2021, we presented preclinical data for SQZ-eAPC-HPV at the SITC Annual Meeting, where we demonstrated the following:

•
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

Clinical Development of SQZ-eAPC-HPV in Solid Tumors

We are evaluating SQZ-eAPC-HPV in the Phase 1/2 COMMANDER-001 trial for recurrent, locally advanced, or metastatic HPV16+ solid tumors. The trial is an open-label, multicenter, dose escalation and expansion study to evaluate the safety and tolerability, immunogenic effects, antitumor activity, and pharmacodynamics of SQZ-eAPC-HPV as monotherapy and in combination with immune checkpoint inhibitors, including pembrolizumab. By not requiring any HLA inclusion criteria in the study, we expect to increase patient eligibility by approximately two- to three-fold.

The primary objectives of the trial are to evaluate safety and tolerability, as assessed by the number of participants with treatment-related adverse events and identify the RP2, of SQZ-eAPC-HPV monotherapy, which will be the dose utilized in combination with checkpoint inhibitors. The secondary objectives of the trial are evaluate antitumor activity in patients with recurrent, locally advanced, or metastatic solid tumors, based on tumor assessments using RECIST 1.1, and manufacturing feasibility, as assessed by individual patient batch yields. Initial safety data from the dose escalation / expansion trial were presented at the ESMO-IO annual congress in December 2022.

Study Design:

•
Part1A: SQZ-eAPC-HPV monotherapy will be tested with at least 3 different dose levels to identify the RP2D.
•
Part 1B: SQZ-eAPC-HPV RP2D will be tested in combination with 200mg pembrolizumab. Pembrolizumab will be given on cycle 1 day 8, then after SQZ-eAPC-HPV at every subsequent day 1.
•
Part 2: SQZ-eAPC-HPV will be given as a monotherapy for the first 2 cycles (lead-in), then SQZ-eAPC-HPV and pembrolizumab are given in combination.

In December 2022, we presented initial interim results from the monotherapy dose escalation portion of the SQZ-eAPC-HPV trial in HPV16+ solid tumors at the ESMO-IO congress. Interim data were reported for four evaluable monotherapy patients in the lowest dose cohort—there was one patient in the second cohort that was not evaluable for the DLT. In an advanced population with a median of 3 prior lines of therapy. The interim results demonstrated that SQZ-eAPC-HPV was well-tolerated with stable disease as the best response. Key observations as of a cutoff date of November 25, 2022, include:

•
Stable disease observed in 2 out of 4 evaluable patients in eAPC Phase 1/2 trial including a pronounced pharmacodynamic response in a patient with prolonged stable disease.
o
Positive ELISpot response in patient with stable disease
•
Samples were collected for testing in an IFNɣ ELISpot for E6 and E7 reactivity at every visit. Patient2 demonstrated the highest reactivity of any patient.
•
In patient 2, this E7 positive response correlated with persistent stable disease per RECIST1.1.

•
Safety results were consistent across all doses, mostly low-grade related AEs and no evaluable patient met pre-specified DLT criteria.

Cohort 1 was found to be generally well tolerated.

•
Autologous cell therapy manufacturing was demonstrated in under 24 hours for all patients, with multiple doses produced and product release time of approximately one week.

SQZ® Activating Antigen Carrier (AAC) Platform

AAC Platform Overview

The SQZ® AAC platform is designed to induce antigen presentation in vivo by deriving antigen carriers from engineering RBCs with tumor-specific antigens and adjuvant. We generated AACs by engineering red blood cells (RBCs) to encapsulate relevant tumor antigens and the adjuvant polyinosinic-polycytidylic acid (poly I:C) for use as a tumor-specific cancer vaccine. The processing method and conditions used to create the AACs are designed to promote phosphatidylserine exposure on RBCs and thus harness the natural process of aged RBC clearance to enable targeting of the AACs to endogenous professional antigen presenting cells (APCs). We believe our preclinical data support further development of AACs as a potential vector-free immunotherapy strategy to enable potent antigen presentation and T cell stimulation by endogenous APCs with broad therapeutic potential.

Preclinical Development of SQZ-AAC-HPV in Solid Tumors

To stimulate the adaptive immune system against specific antigens to yield CD8+ T cells with antitumor activity, we believe sufficient delivery of target antigens to APCs in an activating context is needed to enable MHC loading and T cell priming in lymphoid organs. While one arm of our directed immunity approach is based on ex vivo generation of APCs, the AAC arm focuses on leveraging the natural process of aged RBC clearance to target resident, professional APC populations in vivo to drive antigen-specific activation. In preclinical studies, we have shown that AACs were rapidly taken up by professional APCs, such as macrophages and dendritic cells, or DCs, in the spleen and liver, and that AACs loaded with target antigens and adjuvant subsequently drove antigen-specific CD8+ T cell responses. At the 2020 SITC Annual Meeting, we presented murine data on the in vivo pharmacokinetics and functional activity of SQZ® AAC therapeutic immunization, which we believe support the potential of AACs as a differentiated, directed immunity platform. In October 2022, we published our preclinical work in a peer-reviewed journal, Frontiers in Immunology, which showcases how AACs drove potent T Cell Responses and tumor regression in mice.

PKH26
labeled RBC
SQZ AAC
C57BL/6

%PKH26+
(Gated on Live CD45+ cells)
100
80
60
40
20
0
Spleen (AAC)
Liver (AAC)
Spleen (control)
Liver (Control)
RPM
DC
B cells

RPM = red pulp macrophages

SQZ® AAC Immunization Elicits Functional CD8+ T Cell Responses

% IFNγ+ / CD44HI, CD8+ T Cells
0.8
0.6
0.4
0.2
0.0
PBS
Adjuvant
E7 peptide
E7 peptide + adjuvant

We believe that AAC product candidates could confer favorable attributes for a cellular therapy, including the potential for improved tolerability due to the physiological and targeted nature of immune activation, a more streamlined patient experience with whole blood collection without the need for leukapheresis and with administration via syringe push, and the potential for synergistic benefit with other immune-oncology and chemotherapeutic agents.

Clinical Development of SQZ-AAC-HPV in Solid Tumors

The ENVOY-001 trial is a Phase 1 open-label trial of our AAC HPV therapy candidate, or SQZ-AAC-HPV, as a monotherapy and in combination with immune checkpoint inhibitors in HLA-A*02+ patients with HPV16+ recurrent, locally advanced or metastatic solid tumors.

The first patient (Patient 1) in the lowest-dose cohort of the SQZ-AAC-HPV-101 trial is a 61-year-old male with a history of HPV16+ metastatic rectal squamous cell carcinoma. He had two prior lines of treatment but has not been treated with immune checkpoint inhibitors (ICI).

On December 21, 2022, after two treatment cycles, Patient 1’s CT scan showed reduction of the target lesion—a right hilar lymph node—from 16 millimeters (mm) at baseline to 10mm, or approximately 38% from baseline, which was consistent with a partial response by RECIST 1.1 criteria. A subsequent scan on February 2, 2023, after four treatment cycles, showed further reduction of the target lesion to 8mm, or 50% from baseline, which was consistent with a confirmed partial response by RECIST 1.1 criteria, as well as an unconfirmed complete response. In March 2023, after seven cycles of SQZ-AAC-HPV, a CT scan confirmed the complete response by RECIST 1.1 criteria. Biomarker analysis on this patient identified an inflamed tumor microenvironment that highly expressed MHC1 cells and an increase in CD8+ cell density was observed. In light of this response in the first patient dosed, we decided to continue to enroll patients in the SQZ-AAC-HPV clinical trial. The company has completed the dose-limiting toxicity period for the lowest-dose cohort. Following review and recommendation by the Study Safety Committee, the Company is advancing SQZ-AAC-HPV-101 trial to the highest-dose cohort. The company anticipates initial clinical data from the highest-dose cohort in the fourth quarter of 2023.

Partnership or Collaboration Platforms

Autoimmune Diseases

SQZ® Tolerizing Antigen Carrier (TAC) Platform

TAC Platform Overview

Our SQZ® TAC platform is designed to induce antigen-specific immune tolerance in vivo by utilizing a similar approach to the AAC platform, whereby TACs are derived from engineering RBCs to modulate and suppress unwanted immune responses in a targeted manner.

As with our AAC platform, we utilize proprietary methods and processes for generating TACs, which induce changes associated with RBC senescence, to enable targeting to resident populations of professional APCs, such as macrophages, in lymphoid organs. SQZ® TACs are designed to take advantage of the naturally tolerogenic process of aged RBC clearance and are subsequently aimed to drive antigen-specific immune tolerance through multiple cellular mechanisms considered relevant to the pathology of complex autoimmune diseases. In preclinical studies with transgenic OT-I and OT-II murine models, we evaluated multi-modal mechanisms of tolerance induced by TAC treatment, including upregulation of markers of anergy associated with functional inactivation of CD8+ and CD4+ T cells, targeted deletion of antigen-specific T cells, and expansion of antigen-specific regulatory T cells, or Tregs. In April 2022, key preclinical data and results from our TAC platform studies were published in Frontiers in Immunology:

Adapted from Raposo et al. 2022. Frontiers in Immunology. doi:10.3389/fimmu.2022.869669

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

Under the Roche Collaboration Agreement, preliminary collaboration plans with defined preclinical goals exist for eAPC development and for product candidates containing tumor cell lysate, or TCL. We are responsible for conducting preclinical research and development activities occurring prior to achieving a clinical proof of concept for each such product. With respect to each TCL product candidate, we granted Roche an option, exercisable after we deliver to Roche a clinical proof-of-concept report for such TCL product candidate, to obtain an exclusive license, under our intellectual property, to research, develop, make, use, import, sell, and otherwise exploit the product candidate worldwide for the treatment of oncologic indications using our SQZ platform and a microfluidic chip. We retain all rights with respect to any product candidate for which Roche does not timely exercise its option. Following Roche’s exercise of its option, Roche is then responsible for the further clinical development of each such product candidate. We own any invention relating solely to a TCL product candidate that is developed prior to the exercise of Roche’s option. If Roche exercises its option, each subsequently developed invention relating solely to a TCL product candidate will be owned by Roche, unless it is solely related to the SQZ platform or microfluidic chips or is dominated by certain patents that belong to us and are necessary or useful for the practice of our SQZ platform or microfluidic chips. Prior to the exercise of Roche’s option for a given tumor lysate product candidate, we will share the budgeted Phase 1 clinical costs of developing that product candidate, with Roche responsible for a mid double-digit percentage of the costs and SQZ responsible for the remainder. After Roche exercises its option, we may in some cases elect to opt out of sharing development costs; in such cases, Roche is thereafter responsible for all development costs incurred after exercising its option with respect to a given tumor lysate product candidate. If we do not timely elect to opt out of sharing development costs incurred after Roche’s option exercise, the costs will be shared, with Roche responsible for a mid double-digit percentage and SQZ responsible for the remainder. We will share certain profits and losses associated with the commercialization of TCL product candidates in the United States with Roche, unless we opt out of the cost sharing. In the fourth quarter of 2022, we determined that based on our internal plans, which have not included work on TCL since 2019 and which do not anticipate performing work on TCL prior to the expiration of the option right, in addition to Roche’s concurrence that no work was performed or expected to be performed in 2023, we could recognize the remaining deferred revenue of $9.2 million in the fourth quarter of 2022.

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

MIT License Agreement

We exclusively license certain foundational technology from the Massachusetts Institute of Technology, or MIT, pursuant to an Amended and Restated Exclusive Patent License Agreement dated as of December 2, 2015, or the MIT License Agreement. The MIT License Agreement replaced an earlier Exclusive Patent License Agreement dated as of May 10, 2013, which was entered into in connection with the organization of the company. Under the MIT License Agreement, MIT granted us a worldwide, royalty bearing license to develop, make, have made, use, sell, offer to sell, lease, and import products incorporating the patent rights and to develop use, sell, offer to sell and perform processes incorporating the patent rights for all research and therapeutic applications for the term of the MIT License Agreement. Our rights under the license are exclusive in our fields of use, except with respect to (a) MIT and Harvard University (which owns the patent rights jointly with MIT), each of which retain rights for research, teaching and educational purposes on their own behalf and on behalf of all other non-profit research institutions, (b) Howard Hughes Medical Institution, which has an irrevocable, non-exclusive, non-assignable, non-sublicensable, license to use the patent rights for its own research purposes and (c) the federal government, which retains a non-exclusive and non-transferable license to practice any government-funded invention claimed in the patent rights, as provided by law. We also have the right to grant sublicenses to third parties, subject to written agreements containing similar protections of MIT and certain third-party beneficiaries as contained in the agreement.

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

Our patent portfolio includes more than 40 patent families that we own or have licensed, that have been prosecuted and maintained to potentially secure exclusivity for various SQZ® candidates and platforms through to 2028-2043, without taking into account any patent term adjustments or extensions we may obtain. As of February 27, 2023, our portfolio is comprised of over 147 U.S. and foreign patents (including over 85 patents in various European countries) and over 227 U.S., Patent Cooperation Treaty (international), and foreign patent applications. These applications are designed to provide protection for various SQZ® product candidates and platforms including the Cell Squeeze® technology and current clinical candidates. In addition, these patents and applications contain a suite of claims directed to the SQZ® systems, devices, composition of matter and methods of use, including methods of inducing an immune response, tolerance, treating cancer, treating various autoimmune diseases, and various other diseases.

We diligently evaluate our intellectual property strategy as we develop new platform technologies and product candidates. We are positioned to file additional patent applications based on our patenting strategy, or where we seek to adapt to competition or seize business opportunities. We continue to prosecute our portfolio aggressively.

The Cell Squeeze® Platform

As of February 27, 2023, our Cell Squeeze® platform, which includes the Cell Squeeze® technology, methods and use, apparatus and components, and system, is comprised of 67 U.S. and foreign patents and 49 U.S., Patent Cooperation Treaty (international), and foreign patent applications. The patents and applications in this category are relevant or may be relevant to a variety of SQZ® technologies, platforms, and product candidates.

The Immune Activation Platform

As of February 27, 2023, our immune cell platform, which includes the current SQZ-PBMC-HPV and SQZ-eAPC-HPV clinical candidates as well as confidential candidates and technology, specialized Cell Squeeze® methods and use, as well as clinical formulations and protocols, is comprised of 6 US and foreign patents and 118 U.S., Patent Cooperation Treaty (international), and foreign patent applications.

As of February 27, 2023, our anucleate cell platform, which includes the current SQZ-AAC-HPV clinical candidate as well as confidential candidates and technology, specialized Cell Squeeze® methods and use, as well as clinical formulations and protocols, is comprised of 33 U.S. and foreign patents and 23 U.S., Patent Cooperation Treaty (international), and foreign patent applications.

The Immune Tolerance Platform

As of February 27, 2023, our autoimmune platform, which includes the current TAC technology as well as confidential candidates and technology, specialized Cell Squeeze® methods and use, is comprised of 30 U.S. and foreign patents and 20 U.S., Patent Cooperation Treaty (international), and foreign patent applications.

Exploratory Work

As of February 27, 2023, our earlier research and exploratory work, which includes confidential early-stage project candidates and specialized Cell Squeeze® methods and use, is comprised of 11 U.S. and foreign patents and 21 U.S., Patent Cooperation Treaty (international), and foreign patent applications.

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

We expect to compete with companies using other cell engineering approaches, such as electroporation and viral vectors. Companies that are engineering cells with some of these methods include Fate Therapeutics, which is programming hematopoietic cells and other biotechnology companies working on single cell types.

We expect our SQZ-eAPC-HPV product candidate will compete with other product candidates for the treatment of HPV16+ cancers. While there are currently no FDA-approved therapies that target HPV for HPV+ cancers, there are multiple competing clinical-stage product candidates in development targeting HPV+ cancers. These product candidates include genetically modified T cell therapies in clinical development by Kite, peptide vaccines in clinical development by ISA Pharma, biologics being developed by Cue Biopharma, and nucleic acid vaccines in clinical development by BioNTech and clinical development by Inovio. Therapies that are not specific to HPV are also being explored and applied to HPV+ tumors, including tumor infiltrating lymphocytes developed by Iovance Biotherapeutics and immune checkpoint inhibitors that are approved for treatment in multiple solid tumors.

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

U.S. Biologics Regulation

Biological products, including our product candidates, are subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, or FDCA, and the Public Health Service Act. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•
completion of preclinical laboratory tests and animal studies performed in accordance with applicable regulations, including the FDA’s good laboratory practice, or GLP, requirements;
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
•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and potential inspection of selected clinical investigation sites to assess compliance with Good Clinical Practices, or GCPs; and
•
FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

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

BLA Submission and Review by the FDA

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by investigators. The submission of a BLA requires payment of a substantial user fee to FDA, and the sponsor of an approved BLA is also subject to an annual program fee. A waiver of user fees may be obtained under certain limited circumstances, such as for products designated as orphan drugs, unless the product also includes a non-orphan indication.

Once a BLA has been submitted, within 60 days, the FDA first reviews the BLA to determine if it is substantially complete before the FDA accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. Once a BLA has been accepted for filing, the FDA’s goal is to review standard applications within ten months after the filing date, or, if the application qualifies for priority review, six months after the filing date. Priority review designation will direct overall attention and resources to the evaluation of applications for products that, if approved, would be significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious diseases or conditions. In both standard and priority reviews, the review process may be significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may also convene an advisory committee to provide clinical insight on application review questions. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions regarding approval.

Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response Letter will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response Letter without first conducting any required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the Complete Response Letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If approval, which with respect to biological products, is referred to as licensure, of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. The FDA may also require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

In addition, the Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original BLAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

Expedited Development and Review Programs

A sponsor may seek approval of its product candidate under programs designed to expedite FDA’s review and approval of new drugs and biological products that meet certain criteria. Specifically, nw drugs and biological products are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, , the FDA may consider sections of the application for review on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable and the sponsor pays any required user fees upon submission of the first section of the application. A fast track-designated product candidate may also qualify for priority review, under which the FDA sets the target date for FDA action on the BLA at six months after the FDA accepts the application for filing. Priority review is granted when there is evidence that the proposed product would offer a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of a serious disease or condition. If criteria are not met for priority review, the application is subject to the standard FDA review period of 10 months after FDA accepts the application for filing.

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

In addition, under the accelerated approval program, the FDA may approve a BLA for a product candidate intended to treat serious or life-threatening diseases or conditions upon a determination that the product candidate has an effect on either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that sponsors of a product receiving accelerated approval perform adequate and well-controlled confirmatory trials verify and describe the biologic’s clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. FDA may withdraw approval of a biologic or indication approved under accelerated approval on an expedited basis if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product or if the sponsor fails to conduct such trials in a timely manner.

In 2017, the FDA established the regenerative medicine advanced therapy, or RMAT, which is intended to fulfill the 21st Century Cures Act requirement that the FDA facilitate an efficient development program for, and expedite review of, any drug or biologic that meets the following criteria: (i) the biologic qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (ii) the biologic is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (iii) preliminary clinical evidence indicates that the biologic has the potential to address unmet medical needs for such a disease or condition. RMAT designation provides all the benefits of breakthrough therapy designation, including more frequent meetings with the FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review. Product candidates granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of clinical trial sites, including through expansion of trials to additional sites.

Fast track designation, priority review, accelerated approval, RMAT designation and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

A designated orphan drug many not receive orphan drug exclusivity if it is approved for a use that is broader than the disease or condition for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if the second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Post-Approval Requirements

Any products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products.

Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon BLA holders and their third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

FDA Regulation of Companion Diagnostics

Our product candidates may require use of an in vitro diagnostic to identify appropriate patient populations. These diagnostics, often referred to as companion diagnostics, are regulated as medical devices. In the United States, the FDCA, and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import and post-market surveillance. Unless an exemption applies, companion diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the United States Supreme Court dismissed the judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the United States Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, absent additional Congressional action.

There has also been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, and the impact of the IRA on our business and the pharmaceutical industry cannot yet be fully determined.

In addition, individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices. Further regulatory changes include passage of the Right to Try Act on May 30, 2018. The law, among other things, provides a federal framework for certain patients to access certain investigational new medical products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

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

Employees and Human Capital Resources

In connection with the strategic reprioritization and restructuring approved by our Board of Directors on November 30, 2022, we announced a workforce reduction of approximately 60%. We provided affected employees with 60 days’ notice that their employment would end on January 30, 2023. Payment of severance and other one-time termination benefits are expected to be substantially completed by the end of the first quarter of 2023. At December

31, 2022, we had 53 full-time and no part-time employees. We have provided both cash and equity-based retention incentives to retain employees following the restructuring. At December 31, 2022, the 53 full-time employees included 10 employees with M.D. or Ph.D. degrees and 37 employees engaged in clinical, research and development, product development and quality assurance activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good. We believe our success depends on our ability to attract, retain, develop and motivate highly skilled personnel. In particular, we depend upon the personal efforts and abilities of the principal members of our senior management to partner effectively as a team, and who provide strategic direction, develop our business, manage our operations and maintain a cohesive and stable work environment. We also rely on highly qualified and skilled employees with technical expertise in operations, scientific knowledge, and quality management experience in order to operate our business successfully. Led by our experienced management team, we believe our strong culture and the disciplined execution of our employees will form the foundation of our success.

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

We have incurred significant net losses since our inception, including net losses of $79.5 million and $68.7 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $275.0 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our preclinical development activities and clinical trials of our product candidates.

We expect to continue to incur significant additional operating losses for the foreseeable future as we seek to advance product candidates through preclinical and clinical development, expand our research and development activities, develop new product candidates, complete preclinical studies and clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our products. In order to obtain U.S. Food and Drug Administration, or FDA, approval to market any product candidate in the United States, we must submit to the FDA a biologics license application, or BLA, demonstrating that the product candidate is safe, pure and potent with respect to its intended use. This demonstration requires significant research and animal tests, which are referred to as nonclinical or preclinical studies, as well as human tests, which are referred to as clinical trials. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial and difficult to accurately predict. Because of the numerous risks and uncertainties associated with the development of cell therapies, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability. Our expenses will also increase substantially if and as we:

•
progress our ongoing clinical trials or initiate additional clinical trials of our most advanced product candidates, SQZ-AAC-HPV and SQZ-eAPC-HPV;
•
advance the development of or enter into strategic collaborations with respect to other product candidates, including the preclinical development of other product candidates under our Antigen Presenting Cell, or SQZ® APC, platform, our

Activating Antigen Carriers, or SQZ® AAC, platform, our enhanced APCs, or SQZ®eAPC, platform, and our Tolerizing Antigen Carriers, or SQZ® TAC, platform;
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

We may not successfully execute or achieve the expected benefits of our strategic realignment plan and other cost saving measures we may take in the future, and our efforts may result in further actions and may adversely affect our business, financial condition and results of operations.

On November 30, 2022, our board of directors approved a strategic realignment plan designed to reduce costs and reallocate resources to concentrate on the development of our eAPC program. The plan includes the release of approximately 60% of our employees. The plan is based on our current estimates, assumptions and forecasts, which are subject to known and unknown risks and uncertainties, including assumptions regarding cost savings and cash burn rate. Accordingly, we may not be able to fully realize the cost savings, enhanced liquidity and other benefits anticipated from the strategic realignment plan. Additionally, implementation of the plan and any other cost-saving initiatives may be costly and disruptive to our business, the expected costs and charges may be greater than we have forecast, and the estimated cost savings may be lower than we have forecast. For example, although we initially paused our AAC program as part of our strategic realignment plan, we subsequently resumed the AAC program in light of the response in the first patient dosed in the SQZ-AAC-HPV clinical trial, which we expect will increase our expenses even though we plan to partially offset such costs with other cost saving measures. In addition, our initiatives could result in personnel attrition beyond our planned reduction in headcount or reduce employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, or our ability to attract highly skilled employees. Unfavorable publicity about us or the strategic realignment plan could result in reputational harm and could diminish confidence in our brand and business. The plan has required, and may continue to require, a significant amount of management’s and other employees’ time and focus, which may divert attention from effectively operating and growing our business.

We may expend our limited resources on programs that do not yield a successful product candidate or fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Due to the significant resources required for the development of our programs and product candidates, we must focus our programs and product candidates on specific diseases and disease pathways and decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. For example, in November 2022, we announced that we are undergoing a strategic prioritization of our clinical portfolio designed to reduce costs and reallocate resources to concentrate on the development of our eAPC program. More recently, in light of the response in the first patient dosed, we decided to continue to enroll patients in the SQZ-AAC-HPV clinical trial. Additionally, we may reprioritize product candidate development plans and activities at any time and delay or terminate development of any product candidates we identify. Similarly, our potential decisions to delay, terminate, or collaborate with third parties in respect of certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the viability or market potential of any of our programs or product candidates or misread trends in the biotechnology industry, our business, financial condition, and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

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

We will require substantial funds to further develop, seek regulatory approvals for, and if approved, commercialize our product candidates, including SQZ-AAC-HPV, which is currently in Phase 1 clinical development, and SQZ-eAPC-HPV, which is currently in Phase 1/2 clinical development, and all of our future product candidates.

Based on our current operating plan, we believe that our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of SQZ-AAC-HPV, SQZ-eAPC-HPV and other future product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, approval and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including but not limited to:

•
the scope, timing and results of our preclinical studies and clinical trials;
•
the timing of, and the costs involved in, obtaining regulatory approvals for SQZ-AAC-HPV, SQZ-eAPC-HPV and our future product candidates;
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
•
the initiation, progress, timing and results of our commercialization of SQZ-AAC-HPV, SQZ-eAPC-HPV and our future product candidates, if approved for commercial sale; and
•
general economic conditions, such as the recent global economic instability, including as a result of the COVID-19 pandemic, which may adversely impact our business.

Depending on our business performance, the economic climate and market conditions, including market volatility resulting from the COVID-19 pandemic, general economic conditions or other factors, we may be unable to raise additional funds through any sources. If we are unable to obtain adequate funding on a timely basis, we may be required to curtail or discontinue one or more of our development programs for SQZ-AAC-HPV, SQZ-eAPC-HPV or other future product candidates, or to reduce our operations. If we raise additional funds by issuing equity securities, our then-existing stockholders will experience dilution and the terms of any new equity securities may have preference over those of our existing common stock.

We do not currently have sufficient working capital to fund our planned operations for the next twelve months and may not be able to continue as a going concern.

As of March 22, 2023, the issuance date of our consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, our management has concluded that there is substantial doubt about our ability to continue as a going concern, as we currently do not have adequate financial resources to fund our forecasted operating costs for at least twelve months from the filing of this Annual Report on Form 10-K. As of December 31, 2022, we had an accumulated deficit of $275.0 million. During the year ended December 31, 2022, we recorded a net loss of $79.5 million. In addition, during the year ended December 31, 2022 we used $84.0 million in operating and investing activities resulting in a cash and cash equivalents balance of $63.7 million as of December 31, 2022. As a result, absent significant changes to our operating structure, our existing cash resources are not expected to be sufficient to meet our anticipated needs over the next twelve months from the date hereof, and we will need to raise additional capital to continue our operations and to implement our business plan. Although we have been able to raise capital in the past primarily through debt or equity financings and strategic collaborations, there is no assurance that we will be able to obtain additional financing on favorable terms or at all.

If we raise funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business. Further, any contracts or license arrangements we enter into to raise funds may require us to relinquish our rights to our products or technology, and we may not be able to enter into any such contracts or license arrangements on favorable terms, or at all. Additionally, our fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates, if approved. Having insufficient funds may require us to delay or scale back our development programs and other activities, revise our business plan and strategy, liquidate certain assets, or cease our operations altogether.

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

We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our consolidated financial statements included in this

Annual Report on Form 10-K do not include any adjustments to reflect our possible inability to continue as a going concern within one year after the issuance of such financial statements. If we are unable to continue as a going concern, you could lose all or part of your investment in our Company.

Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our operations and liquidity.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. As of March 11, 2023, we had substantially all of our cash and cash equivalents on deposit with SVB or managed by SVB at a separate institution.

Although a statement by the U.S. Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day following the date of closure and we and other depositors with SVB received such access on March 13, 2023, uncertainty and liquidity concerns in the broader financial services industry remain. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. However, widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all.

Although we have taken steps to mitigate liquidity concerns relating to SVB, our access to our cash and cash equivalents in amounts adequate to finance our operations could be significantly impaired by the financial institutions with which we have arrangements directly facing liquidity constraints or failures. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any material decline in available funding or our ability to access our cash and cash equivalents could adversely impact our ability to meet our operating expenses, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws, any of which could have material adverse impacts on our operations and liquidity.

In addition, if any parties with whom we conduct business are unable to access funds held in uninsured deposit accounts or pursuant to lending arrangements with a financial institution that is placed in receivership by the FDIC, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

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

The COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce. For example, we have intermittently staggered activity at our principal executive offices and laboratory space located in Watertown, Massachusetts. Although restrictions have eased, we continue to offer flexible schedules and have implemented work-from-home policies.. The effects of these measures may negatively impact productivity, disrupt our business and delay our clinical programs and timelines and future clinical trials. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, results of operations and financial condition, including our ability to obtain financing.

COVID-19 has impacted and may continue to impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. For example, we have experienced delays in receiving supplies of raw materials for our development activities due to the impact of COVID-19 on our suppliers’ ability to timely manufacture these materials.

In addition, our clinical trials may be affected by the COVID-19 pandemic and general economic conditions, including:

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

For example, we have experienced delays in opening clinical trial sites and sites that are open may also have challenges enrolling patients due to the COVID-19 pandemic. The global COVID-19 pandemic continues to evolve. The extent to which the COVID-19 pandemic may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

A substantial portion of our business and future success depends on our ability to develop, obtain regulatory approval for and successfully commercialize our product candidates, including our most advanced product candidates, SQZ-AAC-HPV, which is currently being evaluated in a Phase 1 clinical trial, and SQZ-eAPC-HPV, which is currently being evaluated in a Phase 1/2 clinical trial. We currently have no products that are approved for commercial sale and have not completed the development of any product candidates, and we may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to SQZ-AAC-HPV, SQZ-eAPC-HPV and other future product candidates which will require additional preclinical and clinical development, management of clinical, medical affairs and manufacturing activities, obtaining regulatory approvals in multiple jurisdictions, securing of manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales from a product candidate, if approved. We cannot be certain that SQZ-AAC-HPV, SQZ-eAPC-HPV or other future product candidates will be successful in ongoing or future clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Even if we receive approval to market SQZ-AAC-HPV, SQZ-eAPC-HPV and/or other future product candidates from the FDA or other regulatory bodies, we cannot be certain that such product candidates will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. Nor can we be certain that, if and when approved, the safety and efficacy profile of SQZ-AAC-HPV, SQZ-eAPC-HPV or other future product candidates will be consistent with the results observed in clinical trials.

If the required regulatory approvals for SQZ-AAC-HPV or SQZ-eAPC-HPV are not obtained or are significantly delayed, or any approved products are not commercially successful, our business, financial condition and results of operations may be materially harmed.

SQZ-AAC-HPV and SQZ-eAPC-HPV are being developed under our SQZ AAC and SQZ eAPC platforms, respectively, and the failure of any of these products to receive regulatory approval could adversely affect other product candidates being developed under those respective technology platforms. Moreover, if we experience similar regulatory or developmental issues with our other pipeline product candidates, our development plans and business could be significantly harmed. Further, our competitors may be developing products with similar mechanisms of action or treating similar indications and may experience problems with their products that could identify problems that would potentially harm our business.

Preclinical and clinical development are lengthy and uncertain, and our preclinical programs or development candidates may be delayed or terminated, or may never advance to the clinic, any of which may affect our ability to obtain funding and may have a material adverse impact on our platforms or our business.

Product candidates in preclinical development or involved in strategic collaborations could be delayed or not advance into the clinic. Before we can initiate clinical trials for a product candidate, we must complete extensive preclinical studies, including in some cases good laboratory practice toxicology testing, that support our planned INDs in the United States, or similar applications in other jurisdictions. We must also complete extensive work on Chemistry, Manufacturing, and Controls, or CMC, activities, including product yield, product purity and product stability data, to be included in the IND submission. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept the results of our preclinical testing or our proposed clinical programs or if the outcome of our preclinical testing, studies, and CMC activities will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

Further, we may perform preclinical and clinical development activities outside the United States. Conducting preclinical development and clinical trials in foreign countries presents additional risks that may delay development of our product candidates or completion of our clinical trials. These risks include availability of and competition for skilled local personnel, the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to these foreign countries.

We may conduct certain of our clinical trials for our product candidates in sites outside of the United States, including Europe and Asia. However, the FDA and other foreign equivalents may not accept data from foreign trials, in which case our development plans will be delayed, which could materially harm our business.

We may conduct certain of our clinical trials for existing or future product candidates outside the United States, such as in Europe and Asia. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA may not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the trials were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

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
•
diminished protection of intellectual property in some countries; and
•
international political pressures.

The successful development of cellular therapeutics, such as the product candidates using our Cell Squeeze technology, is highly uncertain.

We have no products approved for commercial sale and have not generated any revenue from product sales. Before we are able to generate any revenue from product sales, our current and future product candidates will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization and substantial investment and significant marketing efforts. The success of our current and future product candidates will depend on several factors, including:

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

Our Cell Squeeze technology is novel. As such, it is difficult to accurately predict the developmental challenges we may incur for our product candidates as they proceed through product discovery or identification, preclinical studies and clinical trials. In addition, because we are currently conducting a Phase 1 clinical trial for SQZ-AAC-HPV and a Phase 1/2 clinical trial for SQZ-eAPC-HPV, , we are continuing to assess the safety of our technology in humans and we have not yet been able to fully assess the efficacy of our technology in humans and there may be short-term or long-term effects from treatment with any product candidates that we develop that we cannot predict at this time. Also, animal models may not exist for some of the diseases we choose to pursue in our programs. Moreover, even if we obtain data from our clinical trials, because the Cell Squeeze technology applied in our programs is novel and has not been externally verified, our data may be difficult to replicate and/or subject to misinterpretation by us or others. As a result of these factors, it is difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our Cell Squeeze technology, or any similar or competitive cellular technologies, will result in the identification, development and regulatory approval of any products. There can be no assurance that any development challenges we experience in the future related to our Cell Squeeze technology or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any product candidates we may develop on a timely or profitable basis, if at all.

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. Any inability to successfully initiate or complete clinical trials, or any delay in an ongoing trial, could result in additional costs to us or impair our ability to generate revenue from product sales. For example, biopsy specimens required as part of our clinical trials may be of insufficient quantity and quality to be properly evaluated due to the impact of COVID-19 on transportation, logistics and staffing at our sites and vendors. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may seriously harm our business.

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

In addition, with respect to clinical trials for certain of our product candidates, such as for SQZ-AAC-HPV or SQZ-eAPC-HPV, there is substantial overlap between the populations of patients who are or would be eligible to be enrolled. If we conduct clinical trials for two or more of our product candidates simultaneously, either by choice or necessity, any patient enrollment in one of the clinical trials may be obtained at the expense of or to the detriment of patient enrollment in the other.

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

Although we are currently prioritizing our ongoing clinical trials, part of our long-term strategy involves identifying novel product candidates. The process by which we identify product candidates may fail to yield product candidates for clinical development for a number of reasons, including those discussed in these risk factors and also:

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

In addition, if a product receives the first FDA approval for the disease or condition for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug or biologic for the same disease or condition for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity for the orphan patient population. Exclusive marketing rights in the United States may also be unavailable if we or our collaborators seek approval for an indication broader than the orphan designated disease or condition and may be lost if the FDA later determines that the request for designation was materially defective.

Even if we obtain orphan drug designation, we may not be the first to obtain marketing approval for any particular orphan disease or condition due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same diseases or conditions. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same disease or condition if the FDA concludes that the later drug is clinically superior in that it is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug or biologic nor gives the drug or biologic any advantage in the regulatory review or approval process.

A fast track Designation from the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

On November 8, 2022, the FDA granted fast track designation for SQZ-eAPC-HPV as a monotherapy and in combination with pembrolizumab for the treatment of HPV16+ recurrent, locally advanced, or metastatic solid tumors with disease progression following prior lines of systemic therapy to improve overall survival. We intend to seek such designation for some or all of our other product candidates. The fast track program is intended to expedite or facilitate the process for reviewing new product candidates that meet certain criteria. Specifically, biologic product candidates are eligible for fast track designation if they are intended, alone or in combination with one or more drugs or biologics, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the application may be eligible for priority review. A BLA submitted for a fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive fast track designation for any of our product candidates, such product candidates may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may also withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Furthermore, such a designation does not increase the likelihood that SQZ-eAPC-HPV or any other product candidate that may be granted fast track designation will receive regulatory approval in the U.S. Many product candidates that have received fast track designation have ultimately failed to obtain approval.

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

SQZ-AAC-HPV is being evaluated in a Phase 1 clinical trial and SQZ-eAPC-HPV is being evaluated in Phase 1/2 clinical trial, , and each of these candidates is designed to treat HPV16+ tumors as a monotherapy and in combination with other immune-oncology agents. In the future, we may develop product candidates to be used with one or more currently approved cancer therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of cancer, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than cancer. This could result in our own products being removed from the market or being less successful commercially.

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

Our product candidates, if approved, may face competition from biosimilars approved through an abbreviated regulatory pathway.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays Regulatory authorities outside the United States may adopt similar restrictions or other policy measures or reallocate resources in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Any additional product liability insurance coverage we acquire in the future may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval SQZ-AAC-HPV, SQZ-eAPC-HPV and/or other future product candidates, we intend to acquire insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the development and commercialization of any product candidates we develop. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

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

In the ordinary course of our business, we directly or indirectly collect and store sensitive data, including intellectual property, confidential information, preclinical and clinical trial data, proprietary business information and personal information, including health-related information, of our clinical trial subjects and employees, in our data centers and on our networks, or on those of third parties. The secure processing, maintenance and transmission of this information is critical to our operations. However, our information technology systems, as well as those of our CROs and other contractors and consultants, are vulnerable to attack, damage and interruption from computer viruses and malware (e.g. ransomware), malicious code, natural disasters (including hurricanes), terrorism, war and telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic and the continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. Although, to our knowledge, we have not experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, our networks and the information stored there could be accessed, publicly disclosed, lost or stolen and it could result in a material disruption of our product candidate development programs. For example, the loss of preclinical studies or clinical trial data from completed, ongoing or planned studies or trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of SQZ-AAC-HPV, SQZ-eAPC-HPV or other future product candidate could be delayed. Any such access, disclosure or other loss of information could also result in legal claims or proceedings, liability under laws that protect the privacy of personal information and significant regulatory penalties. Any such event could disrupt our operations, damage our reputation and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our business, financial condition, results of operations. Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011 resulted in aggregate reductions of Medicare payments to providers, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, the orphan drug tax credit was reduced as part of a broader tax reform. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other healthcare funding, which could negatively affect our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as outcomes-based reimbursement. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. In March 2021, Congress enacted the American Rescue Plan Act of 2021, which, among other things, eliminated the statutory cap on drug manufacturers’ Medicaid Drug Rebate Program rebate liability, effective January 1, 2024. More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act, or CCPA, took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. Further, the California Privacy Rights Act, or CPRA, generally went into effect on January 1, 2023. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Similar laws have passed in Virginia, Utah, Connecticut and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Our clinical trial programs outside the United States may implicate international data protection laws, including the General Data Protection Regulation, or GDPR, and legislation of the EU member states implementing it. The GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. If we do not comply with our obligations under the GDPR, we could be exposed to fines of up to the greater of €20 million or up to 4% of our total global annual revenue in the event of a significant breach or non-compliance. In addition, we may be the subject of litigation and/or adverse publicity, which could adversely affect our business, results of operations and financial condition. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the EU, or CJEU, limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses, or SCCs. In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, from January 1, 2021, we have had to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. For example, the Tax Cuts and Jobs Act of 2017, the Coronavirus Aid, Relief, and Economic Security Act and the Inflation Reduction Act of 2022 enacted many significant changes to the U.S. tax laws. In particular, for tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act of 2017 eliminates the once available option to deduct research and development expenditures currently and requires taxpayers to amortize them generally over five years. We are unable to predict whether any further changes will occur and, if so, the ultimate impact on us or our business. To the extent that such changes have a negative impact on us or our business, these changes may materially and adversely impact our financial condition, results of operations and cash flows.

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

In addition, we generally expect to compete with companies using other cell engineering approaches, such as electroporation and viral vectors, including a biotechnology company that is genetically engineering red blood cells, a biotechnology company that is programming hematopoietic cells and other biotechnology companies working on single cell types. In addition, we also expect to compete more generally with companies developing biologic or small molecule modalities.

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

We may build our own focused sales, distribution and marketing infrastructure to market SQZ-AAC-HPV, SQZ-eAPC-HPV and future product candidates, if approved, in the United States and other markets around the world. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could delay any product launch, which would adversely impact the commercialization of SQZ-AAC-HPV, SQZ-eAPC-HPV or other future product candidates, if approved. Additionally, if the commercial launch of SQZ-AAC-HPV, SQZ-eAPC-HPV or other future product candidates for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

We may not have the resources in the foreseeable future to allocate to the sales and marketing of SQZ-AAC-HPV, SQZ-eAPC-HPV or any future product candidates in the United States or in markets outside of the United States. Therefore, our future sales in these markets may largely depend on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in the product and such collaborator’s ability to successfully market and sell the product. For example, in October 2018, we entered into the Roche License and Collaboration Agreement, or the Roche Agreement, under which we are collaborating with Roche in the development and commercialization of certain antigen products.

If we are unable to build our own sales force or access a collaborative relationship for the commercialization of SQZ-AAC-HPV, SQZ-eAPC-HPV or other future product candidates, we may be forced to delay the potential commercialization of SQZ-AAC-HPV, SQZ-eAPC-HPV or other future product candidates or reduce the scope of our sales or marketing activities for such product candidates. If we elect to increase our expenditures to fund commercialization activities ourselves, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. We could enter into arrangements with collaborative partners at an earlier stage than otherwise would be ideal and we may be required to relinquish rights to any of our product candidates or otherwise agree to terms unfavorable to us, any of which may have an adverse effect on our business, operating results and prospects.

If we are unable to establish adequate sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing SQZ-AAC-HPV, SQZ-eAPC-HPV or other future product candidates and may not become profitable and may incur significant additional losses. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

If SQZ-AAC-HPV, SQZ-eAPC-HPV or any future product candidates is approved for commercialization, we intend to selectively partner with third parties to market it in certain jurisdictions outside the United States. We expect that we will be subject to additional risks related to international pharmaceutical operations, including:

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

The use of our product candidates, including SQZ-AAC-HPV and SQZ-eAPC-HPV, in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on products that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs, which may not be covered by insurance. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•
impairment of our business reputation and significant negative media attention;
•
withdrawal of participants from our clinical trials;
•
significant costs to defend the related litigation and related litigation;
•
distraction of management’s attention from our primary business;
•
substantial monetary awards to patients or other claimants;
•
inability to commercialize SQZ-AAC-HPV, SQZ-eAPC-HPV or any future product candidate;
•
product recalls, withdrawals or labeling, marketing or promotional restrictions;
•
decreased demand for SQZ-AAC-HPV, SQZ-eAPC-HPV or any future product candidate, if approved for commercial sale; and
•
loss of revenue.

Risks Related to Our Dependence on Third Parties

The Roche Agreement is important to our business. If we or Roche fail to adequately perform under the Roche Agreement, or if we or Roche terminate the Roche Agreement, the development and commercialization of certain of our product candidates could be materially delayed and our business would be adversely affected.

Under the Roche Agreement, Roche is jointly responsible for the clinical development, with Roche being primarily responsible for the late-stage clinical development of certain potential product candidates. We and Roche may be jointly responsible for conducting global clinical studies and coordinating commercial launch activities.

Termination of the Roche Agreement, in whole or in part, could cause significant delays in any development and commercialization efforts we undertake for our SQZ APC platform in oncology. If the Roche Agreement is terminated, we would need to expand our internal capabilities or enter into another agreement to compensate for the loss in funding and clinical development support from Roche. Any suitable alternative agreement would take considerable time to negotiate and could also be on less favorable terms to us. Whether or not we identify another suitable collaborator, we would need to seek additional financing to continue the development of our SQZ APC platform in oncology, or we may be forced to discontinue development of our SQZ APC platform in oncology either of which could have a material adverse effect on our business. Presently, we have discontinued the SQZ APC platform in favor of the second generation eAPC platform.

In addition, under the Roche Agreement, we also agreed to use commercially reasonable efforts to mutually select and generate additional preclinical data on additional antigens other than the HPV targeted SQZ-PBMC-HPV to develop collaboratively. With respect to each mutually selected antigen, we granted Roche an option, exercisable after we supply Roche with a clinical proof of concept for a product containing the antigen, to obtain an exclusive license of our intellectual property to exploit the product worldwide for the treatment of oncologic indications using our SQZ APC platform and a microfluidic chip. Roche granted us an option, exercisable with respect to every alternating mutually selected antigen product for which Roche exercises its own option, beginning with the second, to obtain an exclusive license of Roche’s intellectual property to exploit the antigen product in the United States. If we exercise our option to obtain, or if this alternating option structure otherwise results in our obtaining, exclusive licenses with respect to antigen products that we are subsequently unable to exploit or otherwise unsuccessful in developing and commercializing, our business could be materially harmed.

Even if the Roche Agreement is adequately performed by us and Roche, any success of our product candidates subject to the agreement may be obtained at the expense of or to the detriment of our other wholly owned product candidates, which could limit our profitability.

There may be substantial overlap in the addressable market of patients which our product candidates, if approved, would be designed to treat. As a result, in order to reduce an overlap, we may seek to commercialize only certain of our product candidates and may forego commercializing other of our product candidates. Furthermore, such an overlap may exist between certain of our potential product candidates, such as SQZ-PBMC-HPV, that are subject to the Roche Agreement, and other of our product candidates, such as SQZ-AAC-HPV, which are wholly owned. Therefore, even if the Roche Agreement is adequately performed by us and Roche and we are able to successfully commercialize a product candidate, such success may be obtained at the expense of or to the detriment of our other wholly owned product candidates, which could limit our profitability.

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

We do not have multiple sources of supply for each of the components used in the manufacturing of our product candidates, including SQZ-AAC-HPV and SQZ-eAPC-HPV. We also do not have long-term supply agreements with all of our component suppliers. We may not be able to establish additional sources of supply for our product candidates or may be unable to do so on acceptable terms. Manufacturing suppliers are subject to cGMP quality and regulatory requirements, covering manufacturing, testing, quality control and record keeping relating to our product candidates and subject to ongoing inspections by applicable regulatory authorities. Failure by any of our suppliers to comply with applicable regulations may result in long delays and interruptions in supply. Manufacturing suppliers are also subject to local, state and federal regulations and licensing requirements. Failure by any of our suppliers to comply with all applicable regulations and requirements may result in long delays and interruptions in supply.

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

If we are unable to obtain the supplies we need at a reasonable price or on a timely basis, it could have a material adverse effect on our ability to complete the development of , SQZ-AAC-HPV, SQZ-eAPC-HPV or other future product candidates or, if we obtain regulatory approval for SQZ-AAC-HPV, SQZ-eAPC-HPV or other future product candidates, to commercialize them.

We rely on third parties to conduct our preclinical studies and clinical trials. Any failure by a third party to conduct the clinical trials according to GCPs and in a timely manner may delay or prevent our ability to seek or obtain regulatory approval for or commercialize our product candidates.

We are dependent on third parties to conduct critical aspects of our preclinical studies and clinical trials, including in our clinical trials for SQZ-AAC-HPV and SQZ-eAPC-HPV, and we expect to rely on third parties to conduct future clinical trials and preclinical studies for our other pipeline product candidates. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We have collaborated and, in the future, may seek collaborative relationships for the development and commercialization of our product candidates. For example, we have entered into a collaborative relationship with Roche. If we enter into any such arrangements with any third parties, we will likely have shared or limited control over the amount and timing of resources that our collaborators dedicate to the development or potential commercialization of any product candidates we may seek to develop with them. Our ability to generate product revenue from these arrangements with commercial entities will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into. Collaborations involving our product candidates pose the following risks to us:

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

We rely on third-party vendors, such as CROs, scientists and collaborators to provide us with significant data and other information related to our projects, preclinical studies or clinical trials and our business. For example, in connection with the clinical development of our product candidates, we may rely on data provided by third parties with respect to combination therapies. If such third parties provide inaccurate, misleading or incomplete data, our business, prospects and results of operations could be materially adversely affected.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect our intellectual property and prevent others from duplicating SQZ-AAC-HPV, SQZ-eAPC-HPV, and any future product candidates.

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

We are highly dependent on our management and directors, including our Interim Chief Executive Officer, Howard Bernstein, among others. Due to the specialized knowledge each of our officers and key employees possesses with respect to our product candidates and our operations, the loss of service of key officers or directors could delay or prevent the successful enrollment and completion of our clinical trials. We do not carry key person life insurance on our officers or directors. In general, the employment arrangements that we have with our executive officers do not prevent them from terminating their employment with us at any time.

In addition, our future success and growth will depend in part on the continued service of our directors, employees and management personnel and our ability to identify, hire and retain additional personnel. If we lose one or more of our executive officers or key employees, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing executive officers and key employees, including the roles of Chief Executive Officer and Chief Financial Officer, may be difficult or costly and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize product candidates successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or effectively incentivize these additional key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Additionally, competition for talent in the pharmaceutical and biotechnology industry has become increasingly intense. There was, and continues to be, a dramatic increase in workers leaving their positions throughout our industry and the U.S. economy that is being referred to as the “great resignation,” and the market to build, retain and replace talent has become even more highly competitive. Furthermore, common stock and common stock option awards to employees may not serve as a valuable retention tool as a result of the volatility in the price of our common stock and in the stock market generally and in the market for smaller biotechnology companies in particular. Our future success depends on our ability to continue to attract and retain talented executive officers and other key employees.

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

Risks Related to Our Common Stock

An active, liquid trading market for our common stock may not be sustained.

There can be no assurance that we will be able to maintain an active trading market for our common stock on the New York Stock Exchange, or the NYSE, or any other exchange. On January 18, 2023, we were notified by the NYSE that we are not in compliance with Rule 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 over a consecutive 30-trading-day period.

Under NYSE rules, we have a period of six months from receipt of the NYSE Notification to cure the stock price deficiency and regain compliance with the NYSE’s continued listing standards. The notice has no immediate impact on the listing of our common stock, which will continue to be listed and traded on the NYSE during the period allowed to regain compliance, subject to our compliance with other listing standards. We informed the NYSE that we intend to cure the deficiency and to return to compliance with the NYSE continued listing requirements. If an active market for our common stock is not maintained, or if we fail to satisfy the continued listing standards of the NYSE for any reason and our common stock is delisted, it may be difficult for our stockholders to sell their common stock without depressing the market price for our common stock, or at all. For example, the NYSE continued listing standards require that our average market capitalization be not less than $15 million over a 30 day trading period, which is a minimum threshold for continued listing with no cure period. Further, an inactive trading market may also impair our ability to raise capital by selling our securities, to attract and motivate employees through equity incentive awards, or to acquire other companies, products, or technologies by using our securities as consideration.

Our executive officers, directors and principal stockholders, if they choose to act together, will continue to have the ability to control or significantly influence all matters submitted to stockholders for approval.

Based on the number of shares of common stock outstanding as of March 11, 2023, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 52% of our outstanding voting stock. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 11, 2023, we have 29,491,125 outstanding shares of common stock. Of these shares, holders of an aggregate of 2,869,294 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the stockholders’ agreement between us and such holders. We have also registered shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements referred to above.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the closing of our initial public offering, or IPO, in 2020. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in the previous three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

As of December 31, 2022, we had gross U.S. federal net operating loss carryforwards, or NOLs, of $185.2 million, which may be available to offset future taxable income, if any, of which $11.3 million begin to expire in 2035 and of which $173.9 million do not expire but are generally limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2022, we had gross state NOLs of $174.1 million, which may be available to offset future taxable income, if any, of which $171.8 million begin to expire in 2035 and $0.7 million may be carried forward indefinitely. As of December 31, 2022, we also had federal and state research and development credit carryforwards of $10.4 million and $6.2 million, respectively, which will begin to expire in 2034 and 2030, respectively. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership by certain shareholders or groups of shareholders over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and its research and development credit carryforwards to offset future taxable income. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes. In addition, future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 and limitations on our ability to utilize NOLs and research and development credit carryforwards following any such ownership change. For these reasons, we may not be able to utilize a material portion of the NOLs or research and development credit carryforwards even if we attain profitability.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, or the United States enters a recession, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. In addition, there is a risk that one or more of our CROs, suppliers, CMOs, or other third-party providers may not survive an economic downturn or recession. As a result, our business, results of operations and price of our common stock may be adversely affected.

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

In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock has been publicly traded on The New York Stock Exchange under the symbol “SQZ” since the initial public offering, or IPO, of our common stock on October 30, 2020. Prior to that time, there was no public market for our common stock. As of March 11, 2023, there were 54 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common shares. We currently anticipate that we will retain all available funds and future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2022.

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

Overview

We are a clinical-stage biotechnology company focused on unlocking the full potential of cell therapies to benefit patients with cancer, and other serious medical conditions. The company was founded on the therapeutic potential of Cell Squeeze®, our proprietary technology which allows for rapid delivery of a variety of cargo into different cell types. We aim to create multiple cell therapies that drive the immune system to combat diseases.

On November 30, 2022, our Board of Directors approved a restructuring plan and strategic prioritization of our clinical portfolio (the Restructuring Plan) to concentrate on the development of our second-generation enhanced Antigen Presenting Cells (eAPC) cell therapy program, focused on HPV16 positive recurrent, locally advanced, or metastatic solid tumors and reduce our workforce by approximately 60%. In connection with the prioritization decision, we announced that Armon Sharei, PhD, stepped down from his role as Chief Executive Officer and as a member of the Board of Directors, as of November 30, 2022. The Board appointed Howard Bernstein, MD, PhD, our former Chief Scientific Officer and current director, as Interim Chief Executive Officer.

Additionally, on November 30, 2022, we announced a pause of our Antigen Presenting Cells (APC), Activating Antigen Carrier (AAC) and Tolerizing Antigen Carrier (TAC) programs. This portfolio prioritization allows us to deliver initial data readouts for the SQZ® eAPC program’s highest-dose monotherapy cohort, which we anticipate in mid-2023. We will continue to explore partnerships and collaborations for our earlier stage assets and programs, including TAC, as well as our point-of-care manufacturing capabilities.

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

We have continued to build upon the progress of our SQZ® APC platform through the development of the novel SQZ® eAPC platform. Our lead eAPC product candidate leverages the added capabilities and functionality of multiple antigen presentation and immunological signals achieved through multiplexed mRNA delivery to diverse immune cell types. In January 2022, we received allowance to proceed with clinical trials from the U.S. Food and Drug Administration, or FDA, under our Investigational New Drug, or IND, application for SQZ-eAPC-HPV, our lead eAPC candidate engineered with HPV16 antigens and costimulatory signals. We initiated the SQZ-eAPC-HPV trial, the COMMANDER-001 Phase 1/2 study, in patients with HPV16+ advanced solid tumors in the first half of 2022. We expect to announce initial data from highest-dose monotherapy cohort in this trial in mid-2023.

Recent Developments

At the time of the November 2022 strategic realignment announcement, the SQZ-AAC-HPV trial had one patient in the lowest- dose cohort on study. On December 21, 2022, after two treatment cycles, the patient’s CT scan showed reduction of the target lesion—a right hilar lymph node—from 16 millimeters (mm) at baseline to 10mm, or approximately 38% from baseline, which was consistent with a partial response by RECIST 1.1 criteria. A subsequent scan on February 2, 2023, after four treatment cycles, showed further reduction of the target lesion to 8mm, or 50% from baseline, which was consistent with a confirmed partial response / unconfirmed complete response by RECIST 1.1 criteria, as well as an unconfirmed complete response. In March 2023, after seven cycles of SQZ-AAC-HPV, a CT scan confirmed the complete response by RECIST 1.1 criteria. Biomarker analysis on this patient identified an inflamed tumor microenvironment that highly expressed MHC1 cells and an increase in CD8+ cell density was observed. In light of this response in the first patient dosed, we decided to continue to enroll patients in the SQZ-AAC-HPV clinical trial. The company has completed the dose-limiting toxicity period for the lowest-dose cohort. Following review and recommendation by the Study Safety Committee, the Company is advancing SQZ-AAC-HPV-101 trial to the highest-dose cohort. The company anticipates initial clinical data from the highest-dose cohort in the fourth quarter of 2023.

The ENVOY-001 trial is a Phase 1 open-label trial of our AAC HPV therapy candidate, or SQZ-AAC-HPV, as a monotherapy and in combination with immune checkpoint inhibitors in HLA-A*02+ patients with HPV16+ recurrent, locally advanced or metastatic solid tumors.

NYSE Notification

On January 18, 2023, we received notice (the “NYSE Notification”) from the New York Stock Exchange (“NYSE”) indicating that we are not in compliance with Section 802.01C of the NYSE Listed Company Manual (“Section 802.01C”) because the average closing price of our common stock was less than $1.00 over a consecutive 30 trading-day period. The NYSE Notification does not result in the immediate delisting of our common stock from the NYSE.

We have notified the NYSE of our intent to cure the stock price deficiency and return to compliance with the NYSE continued listing standards. Under NYSE rules, we have a period of six months from receipt of the NYSE Notification to cure the stock price deficiency and regain compliance with the NYSE’s continued listing standards. Our common stock will continue to be listed and trade on the NYSE during this cure period, subject to our compliance with other NYSE continued listing standards. If our common stock is delisted, it may be difficult for our stockholders to sell their common stock without depressing the market price for our common stock, or at all. See Part I, Item 1A. “Risk Factors—An active, liquid trading market for our common stock may not be sustained” in this Annual Report on Form 10-K.

Financial Overview

Since our inception, we have focused substantially all of our resources on building our Cell Squeeze technology, establishing and protecting our intellectual property portfolio, conducting research and development activities, developing our manufacturing process and manufacturing product candidate materials, preparing for and initiating clinical trials of our product candidates, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from sales of common and preferred stock, payments received under our collaboration agreements with Hoffman-La Roche Inc. and F. Hoffman La Roche Ltd., or together, Roche, and with proceeds from our initial public offering, or IPO, and follow-on offering of common stock, or the Follow-On Offering. In November 2020, we completed our IPO pursuant to which we issued and sold 5,073,529 shares of common stock, inclusive of 661,764 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received aggregate net proceeds of approximately $75.5 million from the IPO, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which were $2.6 million. In February 2021, we completed a public offering, or the Follow-On Offering, pursuant to which we issued and sold 3,000,000 shares of common stock. We received aggregate net proceeds of approximately $56.4 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which were $0.8 million. On November 10, 2021,we entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) to issue and sell up to $75,000,000 in shares of our common stock from time to time during the term of the Sales Agreement through an “at-the-market” equity offering program under which Jefferies acts as our sales agent (the “ATM Facility”). During the year ended December 31, 2022, we sold 1,261,226 shares of common stock under the ATM Facility for net proceeds of approximately $4.1 million.

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported a net loss of $79.5 million for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $275.0 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•
conduct clinical trials for our product candidates, including our ongoing clinical trials of SQZ-AAC-HPV and SQZ-eAPC-HPV, predominantly in the United States;
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

As of March 22, 2023, the issuance date of the consolidated financial statements for the year ended December 31, 2022, included elsewhere in this Annual Report on Form 10-K, based on our recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future and the need to raise additional capital to finance future operations, our management has concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that the condensed consolidated financial statements are issued. See “—Liquidity and Capital Resources.”

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has impacted and may continue to impact personnel at third-party manufacturing facilities or the availability or cost of materials, which would disrupt our supply chain. It also has affected and may continue to affect our ability to enroll patients in and timely complete our ongoing clinical trial of SQZ-eAPC-HPV and SQZ-AAC-HPV and delay the initiation of future clinical trials, disrupt regulatory activities or have other adverse effects on our business and operations. For example, we have experienced delays in receiving supplies of raw materials for our preclinical and clinical activities due to the impact of COVID-19 on our suppliers’ ability to timely manufacture these materials, and we have experienced an increase in the transportation cost of our product candidates. In addition, we have experienced delays in opening clinical trial sites and sites that are open may also have challenges enrolling patients. Further, staff shortages, including staff that are required to conduct certain testing, such as biopsies, at our clinical sites or at third-party vendors have resulted in delays in site initiations and in some tests not being properly or timely performed or being delayed.

The pandemic, general economic conditions and related uncertainties have caused significant disruptions in the financial markets, and may continue to cause disruptions, which could impact our ability to raise additional funds to support our operations. Moreover, the pandemic has significantly impacted inflation and economies worldwide and could result in adverse effects on our business and operations. We continue to monitor the potential impact of the COVID-19 pandemic on our business and financial statements. To date, we have not incurred impairment losses in the carrying values of our assets as a result of the pandemic and we are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in our consolidated financial statements. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and people. The extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, financial condition, and liquidity, including planned and future clinical trials and research and development costs, will depend on future developments that are highly uncertain.

Other developments

We are monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally. This includes Silicon Valley Bank, or SVB, which was closed by the California Department of Financial Protection and Innovation, which then appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver on March 10, 2023. As of March 10, 2023, we had substantially all of our cash and cash equivalents on deposit with SVB or managed by SVB at a separate institution. Based upon the announcement on March 12, 2023, from the U.S. Department of the Treasury, the U.S. Federal Reserve and the FDIC, we expect to have access to all of our deposits at SVB and the separate institution. We are also monitoring the impacts that these events may have on our vendors. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Inflation, together with increased interest rates, may cause our customers to reduce or delay orders for our goods and services thereby causing a decrease in or change in timing of sales of our products and services. The impact of future inflation and interest rate fluctuations on the results of our operations cannot be accurately predicted.

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

Under the 2018 Roche Agreement, Roche was granted option rights to obtain an exclusive license to develop APC products or products derived from the collaboration programs on a product-by-product basis in oncology and to develop a Tumor Cell Lysate, or TCL, product. For each of the APC products and TCL product, once Roche exercises its option and pays a specified incremental amount, Roche will receive worldwide, exclusive commercialization rights for the licensed products, subject to our alternating option to retain U.S. APC commercialization rights. Through December 31, 2022, Roche had not exercised any of its options under the 2018 Roche Agreement.

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

In 2019, we evaluated our overall program priorities and determined that in 2020 we would continue to focus our resources on progressing the specified APC programs related to the 2018 Roche Agreement as well as our AAC and TAC platforms. As a result of our continuing focus on these specific programs, we reduced the level of priority of the TCL research activities under the 2018 Roche Agreement and expect to perform such TCL research activities over a longer time period than as originally expected under the research plan of the agreement. In the fourth quarter of 2022, we determined that based on our internal plans which have not included work on TCL since 2019, and which do not anticipate performing additional work on TCL prior to the expiration of the option right, as well as Roche's concurrence that no work was performed or expected to be performed in 2023, that we could recognize the deferred revenue of $9.2 million. Accordingly, as of December 31, 2022, there was no deferred revenue associated with the TCL performance obligation.

During the year ended December 31, 2022, there were no significant changes in the total estimated costs expected to be incurred to satisfy the performance obligations under the 2018 Roche Agreement. During the year ended December 31, 2021, the total estimated costs expected to be incurred to satisfy the performance obligations decreased by $7.3 million. We recognized revenue of $21.0 million and $25.8 million during the years ended December 31, 2022 and 2021, respectively, under the 2018 Roche Agreement. As of December 31, 2022 and 2021, we recorded as a contract liability deferred revenue related to the 2018 Roche Agreement of $0.2 million and $21.2 million, respectively, of which $0.2 million and $12.0 million, respectively, were current liabilities. As of December 31, 2022, the research and development services related to the remaining performance obligation was expected to be performed over a remaining period of three to six months.

For additional information regarding our accounting for the three collaboration agreements with Roche, see “—Critical Accounting Policies and Significant Judgments and Estimates—Revenue Recognition for License and Collaboration Arrangements” and “Business—Collaboration, Research and License Agreements—Roche Collaboration.”

Grant Revenue

We generate revenue from a government contract with the National Institutes of Health (NIH), which reimburses us for certain allowable costs for funded projects, plus an agreed upon fee. Revenue from government grants is recognized as the qualifying expenses related to the contracts are incurred, provided that there is reasonable assurance of recoverability. Revenue recognized upon incurring qualifying expenses in advance of receipt of funding is recorded as unbilled receivables, a component of prepaid expenses and other current assets, in our consolidated balance sheet

Operating Expenses

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

Restructuring Charges

Restructuring charges consist primarily of salary continuance, severance, continued medical benefits, stock-based compensation expense, depreciation expense and other costs, as a result of the Restructuring Plan approved by our Board of Directors on November 30, 2022. The Restructuring Plan included a strategic prioritization of our clinical portfolio to concentrate on the development of our second-generation enhanced Antigen Presenting Cells (eAPC) cell therapy program and included a workforce reduction of approximately 60%. The workforce reduction affected both research and development and general and administrative functions. We may incur additional costs not currently contemplated due to events that may occur because of, or that are associated with, the Restructuring Plan.

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our cash equivalents balances.

Other Income (Expense), Net

Other income (expense), net consists of miscellaneous income and expense unrelated to our core operations.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our earned research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss, or NOL, carryforwards and tax credit carryforwards will not be realized. As of December 31, 2022, we had U.S. federal NOL carryforwards of $185.2 million, which may be available to offset future taxable income, of which $11.3 million begin to expire in 2034 and of which $173.9 million do not expire but are generally limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2022, we had state NOL carryforwards of $174.1 million, which may be available to offset future taxable income, of which $171.8 million begin to expire in 2035 and $0.7 million may be carried forward indefinitely. As of December 31, 2022, we also had U.S. federal and state research and development tax credit carryforwards of $10.4 million and $6.2 million which will begin to expire in 2034 and 2030, respectively. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	YEAR ENDED DECEMBER 31,
	2022	2021	CHANGE
	(in thousands)
Collaboration revenue	$21,029	$27,098	$(6,069)
Grant revenue	449	—	449
Total revenue	21,478	27,098	(5,620)
Operating expenses:
Research and development	70,984	70,148	836
General and administrative	26,319	25,719	600
Restructuring charges	4,859	—	4,859
Total operating expenses	102,162	95,867	6,295
Loss from operations	(80,684)	(68,769)	(11,915)
Other income (expense):
Interest income	1,223	36	1,187
Other expense, net	(3)	(8)	5
Total other income, net	1,220	28	1,192
Net loss	$(79,464)	$(68,741)	$(10,723)

Revenue

Collaboration revenue was $21.0 million for the year ended December 31, 2022, compared to $27.1 million for the year ended December 31, 2021. We recognize revenue under our collaboration arrangements using an input measure, comparing our cumulative costs incurred to our total estimated costs of the research, development and manufacturing activities, as applicable, on each program. The net decrease in collaboration revenue of $6.1 million was due to the following:

•
An increase in the expected remaining performance period of the 2018 Roche Agreement at the end of 2021, resulting in a longer period over which revenue was recognized in 2022 compared to 2021.
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
•
A decrease in revenue recognized under the 2017 Roche Agreement. During the year ended December 31, 2022, we recognized no revenue compared to $1.2 million during the year ended December 31, 2021, respectively, under the 2017 Roche Agreement.

Offsetting the above decreases:

•
In the fourth quarter of 2022, we determined we could recognize the remaining deferred revenue of $9.2 million related to the TCL performance obligation. This determination was based on our internal plans which have not included work on TCL since 2019, and which do not anticipate performing work on TCL prior to the expiration of the option right, as well as Roche's concurrence that no work was performed or expected to be performed in 2023.

During the years ended December 31, 2022 and 2021, we recognized total revenue of $21.0 million and $25.8 million, respectively, under the 2018 Roche Agreement.

The decrease in collaboration revenue for the year ended December 31, 2022 was partially offset by a $0.4 million increase in grant revenue. We were awarded a government grant by the NIH at the end of the first quarter of 2022 and began performing services under this grant during the second quarter of 2022.

Research and Development Expenses

	YEAR ENDED DECEMBER 31,
	2022	2021	CHANGE
	(in thousands)
Direct research and development expenses by program:
SQZ-PBMC-HPV	$8,711	$15,751	$(7,040)
SQZ-AAC-HPV	6,760	3,873	2,887
SQZ-eAPC-HPV	13,546	15,071	(1,525)
Other programs	10,229	7,372	2,857
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	22,064	18,408	3,656
Facility related	5,281	5,173	108
Laboratory and consumable materials	1,178	1,430	(252)
Platform-related external services and other	3,215	3,070	145
Total research and development expenses	$70,984	$70,148	$836

Research and development expenses were $71.0 million for the year ended December 31, 2022, compared to $70.1 million for the year ended December 31, 2021. The net increase was primarily due to the following:

•
Direct costs incurred for our SQZ-AAC-HPV program increased by $2.9 million primarily as a result of an increase in allocated manufacturing costs and clinical trial-related costs partially offset by reduced technology transfer costs.
•
Other program costs increased by $2.9 million primarily due to expenses incurred on developing a point-of-care system to manufacture our product candidates, as well as development of other platform related programs.
•
The increase in personnel-related costs of $3.7 million was primarily due to increased headcount and salary costs in our research and development function prior to the November 2022 Restructuring Plan. Personnel-related costs for the year ended December 31, 2022 and 2021 included stock-based compensation expense of $3.3 million and $3.2 million, respectively.
•
Facility-related costs increased by $0.1 million primarily due to an increase in operational costs.

Partially offsetting the above increases were:

•
The direct costs related to our SQZ-PBMC-HPV program decreased by $7.0 million primarily due to lower manufacturing costs as we increased our clinical trial activity on other product candidates.
•
SQZ-eAPC-HPV costs decreased by $1.5 million primarily due to a decrease in allocated and direct manufacturing costs, partially offset by an increase in clinical trial-related costs.
•
Laboratory and consumable materials expenses for general usage fluctuate from period to period based on the timing of our purchases made. We expense the costs of materials when purchased because they have no alternative future use. The laboratory and consumables materials expenses decreased by $0.3 million during the year ended December 31, 2022 compared to the year ended December 31, 2021.

General and Administrative Expenses

	YEAR ENDED DECEMBER 31,
	2022	2021	CHANGE
	(in thousands)
Personnel related (including stock-based compensation)	$12,885	$12,685	$200
Professional and consultant fees	5,795	6,054	(259)
Facility related and other	7,639	6,980	659
Total general and administrative expenses	$26,319	$25,719	$600

General and administrative expenses for the year ended December 31, 2022 were $26.3 million, compared to $25.7 million for the year ended December 31, 2021. The increase in general and administrative expenses was primarily due to the following:

•
Personnel-related costs increased by $0.2 million primarily due to an increase in salary costs due to an increase in headcount as well as an increase in stock-based compensation expense. Personnel-related costs for the years ended December 31, 2022 and 2021 included stock-based compensation expense of $4.7 million and $5.3 million, respectively.
•
Facility related and other costs increased by $0.7 million primarily due to an increase in operational costs.

Partially offsetting the increase was a decrease in professional and consultant fees of $0.3 million due to lower legal related costs incurred during 2022 in comparison to 2021.

Restructuring Charges

	YEAR ENDED DECEMBER 31,
	2022	2021	CHANGE
	(in thousands)
Personnel related (including salaries, severance and other benefits)	$3,983	$—	$3,983
Stock-based compensation	381	—	381
Depreciation expense	422	—	422
Facility related and other	73	—	73
Total restructuring charges	$4,859	$—	$4,859

Restructuring charges for the year ended December 31, 2022 were $4.9 million, compared to $0 for the year ended December 31, 2021. The increase in restructuring charges was primarily due to the following:

•
Personnel-related costs increased by $4.0 million primarily due to salary continuation, one-time severance payments, and other employee-related separation costs including stock-based compensation expense.
•
Stock-based compensation expense increased by $0.4 million due to modifications of stock options to extend the period for exercising vested options post-separation.
•
Depreciation expense increased by $0.4 million due to accelerated depreciation expense as a result of reducing the estimated useful lives and accelerating the depreciation expense for certain laboratory equipment that will no longer be required and will be disposed of.

Interest Income

Interest income for the years ended December 31, 2022 and 2021 was $1.2 million and less than $0.1 million, respectively. The increase in interest income was due to an increase in interest rates despite lower average cash balances during 2022 as compared to 2021.

Other Income (Expense), Net

Other income (expense) was not significant for both the years ended December 31, 2022 and 2021.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for the next several years, if at all. Through December 31, 2022, we have funded our operations from the sales of our common and preferred stock, upfront and milestone payments under our collaboration agreements with Roche, and with proceeds from our IPO, Follow-On Offering and our ATM Facility. In November 2020, we completed our IPO pursuant to which we issued and sold 5,073,529 shares of common stock, inclusive of 661,764 shares sold by us pursuant to the full exercise of the underwriters’ option to purchase additional shares. We received aggregate net proceeds of approximately $75.5 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which were $2.6 million. In February 2021, we completed the Follow-On Offering pursuant to which we issued and sold 3,000,000 shares of common stock. We received aggregate net proceeds of approximately $56.4 million, after deducting underwriting discounts and commissions, but before deducting offering costs payable by us, which were approximately $0.8 million. As of December 31, 2022, we had cash and cash equivalents of $63.7 million. During the year ended December 31, 2022, we raised approximately $4.1 million in net proceeds, under the ATM Facility, pursuant to which we sold 1,261,226 shares of our common stock. See Note 1 to our consolidated financial statements.

Going Concern

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any products and we do not expect to generate revenue from sales of any products for several years, if at all. As of December 31, 2022, our cash and cash equivalents were $63.7 million and our restricted cash balance was $2.3 million. We expect that our research and development and general and administrative expenses will continue to be significant as we focus on completing the necessary development, obtaining regulatory approval and preparing for potential commercialization of our product candidates. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2024.

These conditions and events raise substantial doubt about our ability to continue as a going concern for the one-year period following the issuance of our consolidated financial statements for the year ended December 31, 2022. To finance our operations, we will need to raise additional capital, which cannot be assured. Unless and until we reach profitability in the future, we will require additional capital to fund our operations, which could be raised through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations and strategic alliances. If we are unable to obtain funding, we could be forced to delay, reduce, or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which would adversely affect our business prospects, or we may be unable to continue operations.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	YEAR ENDED DECEMBER 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(83,549)	$(82,137)
Net cash used in investing activities	(488)	(613)
Net cash provided by financing activities	4,233	55,906
Net decrease in cash, cash equivalents and restricted cash	$(79,804)	$(26,844)

Operating Activities

During the year ended December 31, 2022, operating activities used $83.5 million of cash, primarily resulting from our net loss of $79.5 million and changes in our operating assets and liabilities of $24.2 million partially offset by net non-cash charges of $20.1 million. Net cash used by changes in our operating assets and liabilities for the year ended December 31, 2022 consisted of increases resulting from: a $3.0 million decrease in accounts receivable due to a milestone payment from Roche, a $2.1 million increase in accrued expenses, and a $3.2 million increase in accrued restructuring expenses offset by: a $0.4 million increase in prepaid expenses and other current assets, a $1.4 million decrease in accounts payable, a $20.9 million decrease in deferred revenue and a $9.9 million decrease in operating lease liabilities.

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

Investing Activities

During the year ended December 31, 2022, net cash used in investing activities was $0.5 million, consisting of purchases of property and equipment.

During the year ended December 31, 2021, net cash used in investing activities was $0.6 million, consisting of purchases of property and equipment.

The purchases of property and equipment in each period were primarily for equipment purchases related to the expansion of our research and development activities and the growth of our business.

Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities was $4.2 million, consisting primarily of net proceeds from the ATM Facility, employee stock purchase plan issuances, and stock option exercises during the year.

During the year ended December 31, 2021, net cash provided by financing activities was $55.9 million, consisting primarily of net proceeds from our Follow-On Offering of $55.6 million and stock option exercises of $1.3 million, offset by the payment of issuance costs for prior period IPO common stock issuances of $1.1 million.

Funding Requirements

Even with the expected reduction in research and development and general and administrative expenses as a result of the Restructuring Plan announced on November 30, 2022, we expect that substantial expenses will be incurred in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to continue to incur additional costs associated with operating as a public company. The timing and amount of our operating and capital expenditures will depend largely on:

•
our ability to successfully execute upon and achieve the expected benefits of our Restructuring Plan
•
the timing and progress of preclinical and clinical development activities;
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
•
the identification of additional restructuring charges not currently contemplated due to events that may occur because of, or that are associated with the Restructuring Plan.
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
•
the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder; and
•
the severity, duration and impact of the COVID-19 pandemic and general economic conditions, which may adversely impact our business.

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $63.7 million. In accordance with Accounting Standards Update ("ASU, 2014-15"), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern from the issuance date of our financial statements. Based on our current plans, which reflect the anticipated effect of the Restructuring Plan approved by our Board of Directors on November 30, 2022, including the 60% workforce reduction, certain cost reducing activities including pausing certain clinical trial activity and exploratory research programs, we believe that our existing cash, and cash equivalents will enable us to fund our operating expenses into the first quarter of 2024.

This timeline is subject to uncertainty as to the timing of future expenditures. We have developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or debt financings, potential new collaborations, and/or reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make additional reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our planned clinical trials. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above are not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend our funds through these actions may not be considered in management’s assessment of our ability to continue as a going concern. As a result, management has concluded that substantial doubt exists about our ability to continue as a going concern.

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

Contractual Obligations and Commitments

Under license agreements with MIT, we are obligated to pay annual license fees and to make contingent milestone and royalty payments. Under our license agreement with MIT, we are obligated to make aggregate milestone payments of up to $1.8 million upon the achievement of specified milestones, consisting of up to $0.8 million of development milestone payments and up to $1.0 million of regulatory milestone payments, as well as to pay royalties of low single-digit percentages of (i) our, and any of our affiliates’ and sublicensees’, net sales of licensed products in the research field and (ii) our, and any of our affiliates’, net sales of licensed products in the therapeutic field. In addition, we are obligated to pay annual license maintenance fees of less than $0.1 million per year. For additional information on our license with MIT, see “Business—Collaboration, Research and License Agreements—MIT License Agreement.”

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

2018 License and Collaboration Agreement with Roche

In October 2018, we entered into the 2018 Roche Agreement. Under the agreement, Roche was granted option rights to obtain an exclusive license to develop APC products or products derived from the collaboration programs on a product-by-product basis for oncologic indications. These option rights are exercisable upon the achievement of clinical Phase 1 proof of concept and expire, if unexercised, as of a date specified in the agreement. In addition, Roche was granted an option right to obtain an exclusive license to develop a TCL product. This option right is exercisable upon the achievement of clinical proof of concept and expires, if unexercised, as of a date specified in the agreement. For each of the APC products and TCL product, once Roche exercises its option and pays a specified incremental amount ranging from $15.0 million to $50.0 million for APC products and of $100.0 million for the TCL product, Roche will receive worldwide, exclusive commercialization rights for the licensed products, subject to our alternating option to retain U.S. APC commercialization rights. Through December 31, 2022, Roche had not exercised any of its options under the 2018 Roche Agreement.

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

We determined the standalone selling price of each performance obligation under the 2018 Roche Agreement based on our estimate of our costs to be incurred to fulfill the research, development and manufacturing obligations associated with each of the three performance obligations, plus a reasonable margin.

During the fourth quarter of 2019, we evaluated our overall program priorities and determined that in 2020 we would continue to focus our resources on progressing the specified APC programs related to the 2018 Roche Agreement as well as our AAC and TAC platforms. As a result of our continuing focus on these specific programs, we reduced the level of priority of the TCL research activities under the 2018 Roche Agreement and expect to perform such TCL research activities over a longer time period than as originally expected under the research plan of the agreement. Consequently, in the fourth quarter of 2019, we reclassified $5.3 million of our current deferred revenue to non-current deferred revenue in our consolidated balance sheet, and such non-current deferred revenue will remain unrecognized as revenue until TCL research activities resume or the 2018 Roche Agreement is modified by us and Roche. In the fourth quarter of 2022, we determined that based on our internal plans which did not include work on TCL since 2019, and which do not anticipate performing work on TCL in the future prior to the expiration of the option right, as well as Roche's concurrence that no work was performed or expected to be performed in 2023, that we could recognize the remaining deferred revenue of $9.2 million. Accordingly, as of December 31, 2022, there was no deferred revenue associated with the TCL performance obligation.

We separately recognize revenue associated with our performance obligations as the research, development and manufacturing services are provided using an input method, based on the cumulative costs incurred compared to the total estimated costs expected to be incurred to satisfy each performance obligation. The transfer of control to the customer occurs over the time period that the research and development services are to be provided by us, and this cost-to-cost method is, in management’s judgment, the best measure of progress towards satisfying each performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability in our consolidated balance sheet and will be recognized over the remaining research and development period until each performance obligation is satisfied.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2022, we had cash and cash equivalents of $63.7 million, which consisted of cash and money market funds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these balances, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective. As an "emerging growth company" as defined in the JOBS Act and a non-accelerated filer, we are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information About our Executive Officers and Directors

The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Annual Report on Form 10-K):

Name	Age	Position
Howard Bernstein, M.D., Ph.D.	65	Interim Chief Executive Officer and Director
Lawrence Knopf	61	General Counsel
David First	59	Chief People Officer
Richard Capasso	61	Chief Accounting Officer
Marshelle Smith Warren, M.D.	60	Chief Medical Officer
Bernard Coulie, M.D., Ph.D.	56	Chair and Director
Paul Bolno, M.D.	49	Director
Amy. W. Schulman	62	Director
Marc Elia	47	Director
Pushkal Garg, M.D.	55	Director
Klavs F. Jensen, Ph.D.	70	Director
Marc Schegerin, M.D.	47	Director
Sapna Srivastava, Ph.D.	52	Director
Patrick V.J.J. Vink, M.D.	59	Director

Executive Officers

Howard Bernstein, M.D., Ph.D. has served as our Interim Chief Executive Officer since November 2022 and serves as our principal executive officer. He was previously Chief Scientific Officer since June 2015. Prior to joining us, from November 2008 to May 2015, Dr. Bernstein served as the Chief Scientific Officer of Seventh Sense Biosystems, a medical device company. Dr. Bernstein holds an M.D. from Harvard Medical School, a Ph.D. in Chemical Engineering from the Massachusetts Institute of Technology and a Bachelor of Engineering from McGill University. He is a member of the National Academy of Engineering and a Fellow of the American Institute of Medical and Biological Engineering.

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

Richard Capasso has served as our Chief Accounting Officer since November 2021 and serves as our principal financial and accounting officer. He was previously Vice President, Finance since June 2021. Before joining us, from September 2020 to May 2021, Mr. Capasso was a Senior Director at Danforth Advisors, a firm providing strategic and operational finance and accounting for life science companies. Before that, from October 2015 to June 2020, Mr. Capasso was a Managing Director at Ernst & Young LLP, a multinational professional services firm. Mr. Capasso is a Certified Public Accountant and holds an M.B.A. from the Bentley University, McCallum School of Business and a B.S. from Northeastern University.

Marshelle Smith Warren, M.D. has served as our Chief Medical Officer since June 2022. She was previously Global Development Senior Advisor at Allovir, an allogeneic virus-specific T cell therapy company, from 2019 to 2022. Prior to that, Dr. Warren served Chief Medical Officer and Senior Vice President of R&D at Viracta Therapeutics, an oncology company targeting virus-associated malignancies, from 2016 to 2019. Dr. Warren is board certified in internal medicine and clinical immunology. She received a B.S. in biology from Baylor University and an MD from the University of Nebraska Medical Center College of Medicine. She performed her residency in internal medicine at St. Joseph’s Hospital in Colorado and completed a clinical immunology fellowship at the National Jewish Center for Immunology and Respiratory Medicine.

Directors

Bernard Coulie, M.D., Ph.D., has served as a member of our Board since July 2021 and as our Chair since November 2022. Dr. Coulie has served as Chief Executive Officer and as a Director for Pliant Therapeutics, Inc., a biopharmaceutical company, since February 2016. Prior to joining Pliant, Dr. Coulie cofounded ActoGeniX N.V., a biopharmaceutical company, and held roles of increasing responsibility there, including as Vice President R&D, Chief Medical Officer, and Chief Executive Officer, from September 2006 until February 2015, when it was acquired by Intrexon Corporation. Prior to cofounding ActoGeniX, Dr. Coulie held various positions with increasing responsibilities in drug discovery and clinical development at Johnson & Johnson Pharmaceutical Research and Development Europe. Dr. Coulie previously served as a director of ActoGeniX from April 2010 until February 2015, Biogazelle N.V. from July 2015 until November 2018, Myoscience from June 2016 until March 2019. Dr. Coulie is currently serving as a director and Chairman of Calypso BV. Dr. Coulie holds an M.D. and Ph.D. from the University of Leuven, Belgium and an MBA from the Vlerick Management School, Leuven, Belgium. We believe that Dr. Coulie’s experience in the biotechnology industry and executive leadership at various biopharmaceutical companies qualify him to serve on our Board.

Amy W. Schulman has served as a member of our Board and served as our Chair from June 2015 to October 2022. In July 2015, Ms. Schulman co-founded Lyndra Therapeutics, Inc., a pharmaceutical company, served as its Chief Executive Officer until February 2017 and as of September 2019 serves as Executive Chair. In addition, from August 2014 to November 2016, Ms. Schulman served as Chief Executive Officer of Arsia Therapeutics, Inc., a pharmaceutical company, until Arsia was acquired by Eagle Pharmaceuticals, Inc., a pharmaceutical company. Ms. Schulman joined Polaris Partners in August 2014 and became a Managing Partner in 2019. Since July 2014, Ms. Schulman has served as a senior lecturer at Harvard Business School. From January 2019 until January 2021, Ms. Schulman served as a director of Cyclerion Therapeutics, Inc. and currently serves as a director of Alnylam Pharmaceuticals, Inc. and on the Mount Sinai Hospital Board of Trustees. Ms. Schulman holds a J.D. from Yale Law School as well as B.A. degrees in Philosophy and English from Wesleyan University. We believe Ms. Schulman’s extensive industry experience qualifies her to serve on our Board.

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

The remainder of the response to this Item 10 will be included in our definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth the number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2022.

Plan Category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance under Equity Compensation Plans (excludes securities reflected in first column) (2)
Equity compensation plans approved by security holders (1)	5,358,310	$8.09	3,768,310
Equity compensation plans not approved by security holders	—	—	—
Total	5,358,310	$8.09	3,768,310

(1)
Consists of the SQZ Biotechnologies Company 2020 Incentive Award Plan, or the 2020 Plan and the SQZ Biotechnologies Company 2020 Employee Stock Purchase Plan, or the ESPP.
(2)
Consists of 3,058,628 shares available for future issuance under the 2020 Plan and 709,682 shares available for future issuance under the ESPP. The 2020 Plan provides for an annual increase on the first day of each calendar year beginning on January 1, 2021 and ending on January 1, 2030, by an amount equal to the lesser of (A) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by our Board. The number of shares authorized under our ESPP will increase on the first day of each calendar year beginning on January 1, 2021 and ending on and including January 1, 2030, by an amount equal to the lesser of (A) 1% of the shares of Common Stock outstanding as of the last day of the immediately preceding fiscal year and (B) such smaller number of shares of Common Stock as determined by our Board; provided, however, that no more than 3,724,461 shares of Common Stock may be issued under the ESPP.

The remainder of the response to this Item 12 will be included in our definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of SQZ Biotechnologies Company	8-K	001-39662	3.1	11/04/2020

3.2	Amended and Restated Bylaws of SQZ Biotechnologies Company	S-1/A	333-249422	3.4	10/26/2020

4.1	Amended and Restated Investors’ Rights Agreement, dated as of December 19, 2019, as amended	S-1	333-252889	4.1	02/09/2021

4.2	Specimen Stock Certificate	S-1/A	333-249422	4.2	10/26/2020

4.3	Description of Securities	10-K	001-39662	4.3	03/18/2021

10.1#	2014 Stock Incentive Plan, as amended, and form of agreements thereunder	S-8	333-249774	99.1	10/30/2020

10.2#	2020 Incentive Award Plan and form of agreements thereunder	S-8	333-249774	99.2	10/30/2020

10.3#	Amended Non-Employee Director Compensation Program	10-K	001-39662	10.3	03/16/2022

10.4#	2020 Employee Stock Purchase Plan	S-8	333-249774	99.3	10/30/2020

10.5#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-249422	10.5	10/26/2020

10.6	Lease between the Registrant and Arsenal Yards Holding LLC, dated December 11, 2018	S-1/A	333-249422	10.6	10/26/2020

10.7†	License and Collaboration Agreement among Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., effective as of October 5, 2018	S-1	333-249422	10.7	10/09/2020

10.8†	Accord relating to License and Collaboration Agreement among Registrant, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., effective as of November 5, 2019	S-1	333-249422	10.8	10/09/2020

10.9†	Amended and Restated Exclusive Patent License Agreement, dated as of December 1, 2015, by and between the Registrant and Massachusetts Institute of Technology	S-1	333-249422	10.9	10/09/2020

10.10#	Employment Agreement between the Registrant and Marshelle Smith Warren, M.D, dated June 1, 2022	10-Q	001-39662	10.1	08/04/2022

10.11#	Employment Agreement between the Registrant and Micah Zajic, dated July 7, 2022	8-K	001-39662	10.1	07/11/2022

10.12#	Employment Agreement between the Registrant and Armon Sharei, Ph.D., dated October 23, 2020	S-1/A	333-249422	10.14	10/26/2020

10.13#	Employment Agreement between the Registrant and Lawrence Knopf, dated October 29, 2020	S-1	333-252889	10.15	02/09/2021

10.14#	Employment Agreement between the Registrant and David First, dated October 29, 2020	10-K	001-39662	10.11	03/16/2022

10.15#	Separation Agreement between the Registrant and Armon Sharei, dated November 30, 2022					*

10.16#	Separation Agreement between the Registrant and Micah Zajic. dated November 28, 2022					*

10.17#	Employment Agreement between the Registrant and Howard Bernstein, Ph.D., dated November 28, 2022					*

21.1	Subsidiaries of the Registrant					*

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (embedded within the Inline XBRL)	*

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

SQZ Biotechnologies Company

Date: March 22, 2023	By:	/s/ Howard Bernstein Ph.D.
Howard Bernstein, Ph.D.
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Howard Bernstein, Ph.D.	Interim Chief Executive Officer and Director (principal executive officer)	March 22, 2023
Howard Bernstein, Ph.D.

/s/ Richard Capasso	Chief Accounting Officer (principal financial and accounting officer)	March 22, 2023
Richard Capasso

/s/ Bernard Coulie, M.D., Ph.D.	Chair and Director	March 22, 2023
Bernard Coulie, M.D., Ph.D.

/s/ Paul Bolno, M.D.	Director	March 22, 2023
Paul Bolno, M.D.

/s/ Amy W. Schulman	Director	March 22, 2023
Amy W. Schulman
/s/ Marc Elia	Director	March 22, 2023
Marc Elia

/s/ Pushkal Garg, M.D.	Director	March 22, 2023
Pushkal Garg, M.D.

/s/ Klavs F. Jensen, Ph.D.	Director	March 22, 2023
Klavs F. Jensen, Ph.D.

/s/ Marc Schegerin, M.D.	Director	March 22, 2023
Marc Schegerin, M.D.
/s/ Sapna Srivastava, Ph.D.	Director	March 22, 2023
Sapna Srivastava, Ph.D.

/s/ Patrick V.J.J. Vink, M.D.	Director	March 22, 2023
Patrick V.J.J. Vink, M.D.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SQZ Biotechnologies Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SQZ Biotechnologies Company and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has certain conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 22, 2023

We have served as the Company’s auditor since 2019.

SQZ BIOTECHNOLOGIES COMPANY

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	DECEMBER 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$63,709	$143,513
Accounts receivable	—	3,000
Prepaid expenses and other current assets	4,495	4,122
Total current assets	68,204	150,635
Property and equipment, net	1,959	3,046
Restricted cash	2,305	2,305
Other assets	—	323
Operating lease right-of-use assets	27,432	69,843
Total assets	$99,900	$226,152
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,511	$3,971
Accrued expenses	8,893	6,810
Accrued restructuring expenses	3,162	—
Current portion of deferred revenue	715	12,507
Current portion of operating lease liabilities	6,562	9,936
Total current liabilities	21,843	33,224
Deferred revenue, net of current portion	—	9,196
Operating lease liabilities, net of current portion	20,909	59,756
Total liabilities	42,752	102,176
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2022 and 2021, respectively; No shares issued or outstanding.	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2022 and 2021, respectively; 29,491,125 and 28,133,368 shares issued and outstanding at December 31, 2022 and 2021, respectively.	29	28
Additional paid-in capital	332,093	319,458
Accumulated deficit	(274,974)	(195,510)
Total stockholders’ equity	57,148	123,976
Total liabilities and stockholders’ equity	$99,900	$226,152

The accompanying notes are an integral part of these consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	YEAR ENDED DECEMBER 31,
	2022	2021
Collaboration revenue	$21,029	$27,098
Grant revenue	449	—
Total revenue	21,478	27,098
Operating expenses:
Research and development	70,984	70,148
General and administrative	26,319	25,719
Restructuring charges	4,859	—
Total operating expenses	102,162	95,867
Loss from operations	(80,684)	(68,769)
Other income (expense):
Interest income	1,223	36
Other expense, net	(3)	(8)
Total other income, net	1,220	28
Net loss and comprehensive loss	(79,464)	(68,741)
Net loss per share, basic and diluted	$(2.76)	$(2.49)
Weighted-average common shares outstanding, basic and diluted	28,812,904	27,578,844

The accompanying notes are an integral part of these consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
Balances at December 31, 2020	24,786,324	$25	$253,943	$(126,769)	$127,199
Issuance of common stock upon public offering, net of issuance costs of $798	3,000,000	3	55,599	—	55,602
Issuance of common stock upon exercise of stock options	333,417	—	1,307	—	1,307
Issuance of common stock under employee stock purchase plan	13,627	—	104	—	104
Stock-based compensation expense	—	—	8,505	—	8,505
Net loss	—	—	—	(68,741)	(68,741)
Balances at December 31, 2021	28,133,368	28	319,458	(195,510)	123,976
Issuance of common stock under at-the-market offering, net of issuance costs of $197	1,261,226	1	4,066	—	4,067
Issuance of common stock upon exercise of stock options	14,757	—	29	—	29
Issuance of common stock under employee stock purchase plan	81,774	—	137	—	137
Stock-based compensation expense	—	—	8,403	—	8,403
Net loss	—	—	—	(79,464)	(79,464)
Balances at December 31, 2022	29,491,125	$29	$332,093	$(274,974)	$57,148

The accompanying notes are an integral part of these consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Consolidated Statements of Cash Flows

(In thousands)

	YEAR ENDED DECEMBER 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(79,464)	$(68,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,504	1,208
Amortization of operating lease right-of-use assets	10,180	9,822
Stock-based compensation expense	8,403	8,505
Loss on disposal of property and equipment	33	7
Changes in operating assets and liabilities:
Accounts receivable	3,000	(1,108)
Prepaid expenses and other current assets	(373)	460
Accounts payable	(1,422)	1,074
Accrued expenses	2,083	(283)
Accrued restructuring expenses	3,162	—
Deferred revenue	(20,988)	(23,873)
Other assets	323	(323)
Operating lease liabilities	(9,990)	(8,710)
Other liabilities	—	(175)
Net cash used in operating activities	(83,549)	(82,137)
Cash flows from investing activities:
Purchases of property and equipment	(522)	(613)
Proceeds from sale of equipment	34	—
Net cash used in investing activities	(488)	(613)
Cash flows from financing activities:
Proceeds from issuance of common stock under at-the market offering of common stock, net of issuance costs	4,067	—
Proceeds from follow-on public offering of common stock, net of issuance costs	—	56,400
Payment of public offering costs	—	(1,904)
Proceeds from issuance of common stock under employee stock purchase plan	29	103
Proceeds from exercise of stock options	137	1,307
Net cash provided by financing activities	4,233	55,906
Net (decrease) increase in cash, cash equivalents and restricted cash	(79,804)	(26,844)
Cash, cash equivalents and restricted cash at beginning of period	145,818	172,662
Cash, cash equivalents and restricted cash at end of period	$66,014	$145,818
Supplemental disclosure of non-cash investing and financing activities:
Lease assets obtained in exchange for operating lease liabilities	$—	$31,307
Reduction in lease assets and liabilities due to lease amendment	$(32,230)	$—

The accompanying notes are an integral part of these consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Notes to Consolidated Financial Statements

1. Nature of the Business and Basis of Presentation

SQZ Biotechnologies Company (the “Company”) is a clinical-stage biotechnology company developing cell therapies for patients with cancer and other serious medical conditions. The Company uses its proprietary technology, Cell Squeeze, to physically squeeze cells through a microfluidic chip, temporarily opening the cell membrane and enabling biologic material of interest, or cargo, to diffuse into the cell. The Company is using Cell Squeeze to create multiple cell therapy platforms focused on directing specific immune responses. The Company was incorporated in March 2013 under the laws of the State of Delaware.

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

On November 10, 2021, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) to issue and sell up to $75,000,000 in shares of the Company’s common stock from time to time during the term of the Sales Agreement through an “at-the-market” equity offering program under which Jefferies acts as the Company’s sales agent (the “ATM Facility”). During the year ended December 31, 2022, the Company sold 1,261,226 shares of common stock under the ATM Facility for net proceeds of approximately $4.1 million.

Going Concern Assessment

Management has assessed the Company’s ability to continue as a going concern in accordance with the requirements of ASC 205-40, taking into consideration its recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future and the need to raise additional capital to finance future operations. Through December 31, 2022, the Company has funded its operations primarily with proceeds from sales of convertible preferred stock, payments received in connection with collaboration agreements, proceeds from borrowings under a convertible promissory note, which converted into shares of convertible preferred stock, and more recently the proceeds from its IPO, the Follow-On Offering and the ATM Facility. The Company has incurred recurring losses since inception, including a net loss of $79.5 million for the year ended December 31, 2022. As of December 31, 2022, the Company had an accumulated deficit of $275.0 million. Based on its current cash expenditure forecast, the Company expects that its existing cash and cash equivalents will fund its operations into the first quarter of 2024.

The Company expects to continue to generate operating losses in the foreseeable future. As of March 22, 2023, the issuance date of the annual consolidated financial statements for the year ended December 31, 2022, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these consolidated financial statements are issued. The Company will require additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. If the Company is unable to obtain funding, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, or at all.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

The COVID-19 pandemic has impacted and may continue to impact personnel at third-party manufacturing facilities or the availability or cost of materials, which would disrupt the Company’s supply chain. It also has affected and may continue to affect the Company’s ability to enroll patients in and timely complete its ongoing clinical trials of SQZ-eAPC-HPV and SQZ-AAC-HPV and delay the initiation of future clinical trials, disrupt regulatory activities or have other adverse effects on its business and operations.

The Company is monitoring the potential impact of the COVID-19 pandemic and general economic conditions on its business and financial statements. To date, the Company has not incurred impairment losses in the carrying values of its assets as a result of the pandemic and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these consolidated financial statements. The extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations, financial condition and liquidity, including planned and future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SQZ Biotechnologies Security Corporation, SQZ Biotech HK Limited and SQZ Biotech (Shanghai) Co. Ltd. All intercompany accounts and transactions have been eliminated in consolidation.

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

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable and cash and cash equivalents. The Company’s cash and cash equivalents and restricted cash are maintained in bank deposit accounts and money market funds that regularly exceed federally insured limits. The Company is exposed to credit risk on its cash, cash equivalents and restricted cash in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation (“FDIC”). As of December 31, 2021, all of the Company’s accounts receivable were related to its collaboration agreements with Roche (see Note 11).

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

Deferred offering costs as of December 31, 2021 were expenses directly related to the Form S-3 filed with the SEC on November 12, 2021 and declared effective on November 18, 2021 (the "Shelf Registration"). These costs consist of legal, accounting, printing and filing fees that the Company has capitalized, including fees incurred by the independent registered public accounting firm directly related to the Shelf Registration. Deferred costs associated with the Shelf Registration are reclassified to additional paid in capital on a pro-rata basis when the Company completes offerings under the Shelf Registration, with any remaining deferred offering costs to be charged to the results of operations if the planned offering is abandoned, or at the end of the three-year life of the Shelf Registration. The Company had $0 and $0.3 million of deferred offering costs as of December 31, 2022 and 2021, respectively.

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

As of December 31, 2022 and 2021, the Company had no allowance for doubtful accounts. During the years ended December 31, 2022 and 2021 the Company did not record any provisions for doubtful accounts and did not write off any accounts receivable balances.

Restricted Cash

As of December 31, 2022 and 2021, the Company maintained letters of credit totaling $2.3 million for the benefit of the landlord of its leased properties. The Company was required to maintain separate cash balances of $2.3 million to secure the letters of credit. The Company classified these separate cash balances of $2.3 million as restricted cash (non-current) in the consolidated balance sheets as of December 31, 2022 and 2021 based on the release dates of the restrictions on this cash. As of December 31, 2022 and 2021, the cash, cash equivalents and restricted cash of $66.0 million and $145.8 million, respectively, presented in the consolidated statements of cash flows included cash and cash equivalents of $63.7 million and $143.5 million, respectively, and restricted cash of $2.3 million for each of the years ended December 31, 2022 and 2021.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. The Company continually evaluates long-lived assets for potential impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares the carrying values of the asset group to the expected future undiscounted cash flows that the asset group is expected to generate from the use and eventual disposition of the long-lived asset group. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. If such asset group is considered to be impaired, the impairment loss to be recognized would be based on the excess of the carrying value of the impaired asset group over its fair value. The Company did not recognize any impairment losses on long-lived assets during the years ended December 31, 2022 and 2021.

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

Restructuring Charges

Restructuring charges include costs directly associated with exit or disposal activities. Such costs may include employee salary continuance, severance, termination benefits, contract termination fees and penalties, and other exit or disposal costs. In general, the Company records involuntary employee-related exit and disposal costs when management has the authority to commit to a restructuring plan, there is a substantive plan for employee severance, there has been a communication to impacted personnel and related costs are probable and estimable. For one-time termination benefits (i.e., no substantive plan) and employee retention costs, expense is recorded when the employees are entitled to receive such benefits and the amount can be reasonably estimated. Contract termination fees and penalties and other exit and disposal costs are generally recorded when incurred.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2022 and 2021, there were no changes in stockholders' equity that resulted from transactions or economic events other than with stockholders.

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

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of common stock equivalents. The Company reported a net loss for each of the years ended December 31, 2022 and 2021.

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

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2022 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents:
Money market funds	$62,598	$—	$—	$62,598
	$62,598	$—	$—	$62,598

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2021 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents:
Money market funds	$142,547	$—	$—	$142,547
	$142,547	$—	$—	$142,547

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no changes to the valuation methods during the years ended December 31, 2022 and 2021. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between Level 1 or Level 2 during the years ended December 31, 2022 and 2021.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	DECEMBER 31,
	2022	2021
Prepaid expenses	$4,111	$4,027
Other receivables	384	95
	$4,495	$4,122

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	DECEMBER 31,
	2022	2021
Machinery and equipment	$6,840	$6,659
Leasehold improvements	579	579
Furniture and fixtures	319	319
	7,738	7,557
Less: Accumulated depreciation and amortization	(5,779)	(4,511)
	$1,959	$3,046

Depreciation and amortization expense was $1.5 million and $1.2 million for the years ended December 31, 2022 and 2021, respectively. In addition to the depreciation and amortization expense recorded during the year ended December 31, 2022, the Company recorded restructuring charges of $0.4 million (see Note 13) which increased the accumulated depreciation on laboratory equipment that is no longer required and will be disposed of.

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	DECEMBER 31,
	2022	2021

Accrued external research, development and manufacturing costs	$5,264	$2,156
Accrued employee compensation and benefits	2,578	3,040
Other	1,051	1,614
	$8,893	$6,810

7. Stock-Based Compensation

On October 20, 2020, the Company’s board of directors adopted, and on October 22, 2020 its stockholders approved, the 2020 Incentive Award Plan (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards. The number of shares reserved for issuance under the 2020 Plan is subject to an annual increase on the first day of each calendar year, beginning on January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of (i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by the board of directors. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2020 Plan are added back to the shares of common stock available for issuance under the 2020 Plan. As of December 31, 2022, there were 3,058,628 shares available for future issuance under the 2020 Plan.

On October 20, 2020, the Company’s board of directors adopted, and on October 22, 2020 its stockholders approved, the 2020 Employee Stock Purchase Plan (the ‘‘2020 ESPP’’). The number of shares of common stock that may be issued under the 2020 ESPP automatically increases on the first day of each calendar year, beginning on January 1, 2021 and ending on and including January 1, 2030, equal to the lesser of (i) 1% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares of common stock as is determined by the board of directors, provided that not more than 3,724,461 shares of common stock may be issued under the 2020 ESPP. As of December 31, 2022, a total of 95,401 shares had been issued under the 2020 ESPP and 709,682 shares were available for issuance under the 2020 ESPP.

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

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	YEAR ENDED DECEMBER 31,
	2022	2021
Fair value of common stock	$5.72	$15.55
Expected term (years)	6.0	6.0
Expected volatility	77.0%	76.4%
Risk-free interest rate	2.22%	0.90%
Expected annual dividend yield	0%	0%

The following table summarizes the Company’s stock option activity since December 31, 2021:

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	INTRINSIC VALUE
			(in years)	(in thousands)
Outstanding at December 31, 2021	4,339,523	$9.75	7.68	$8,823
Granted	2,563,920	5.72
Exercised	(14,757)	1.95
Forfeited or canceled	(1,530,376)	8.89
Outstanding at December 31, 2022	5,358,310	$8.09	5.26	$—
Vested and expected to vest at December 31, 2022	5,358,310	$8.09	5.26	$—
Options exercisable at December 31, 2022	2,628,431	$8.43	3.81	$—

The weighted-average grant-date valuation of stock options granted during the years ended December 31, 2022 and 2021 was $3.90 per share and $10.26 per share, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022 and 2021 was $0.1 million and $3.8 million, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options and restricted stock awards was classified in the consolidated statements of operations as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2022	2021
Research and development expenses	$3,293	$3,243
General and administrative expenses	4,729	5,262
Restructuring charges	381	—
	$8,403	$8,505

In September 2022, the Company modified the terms of stock options previously granted to one executive officer. As a result of this modification, the Company recorded an expense of approximately $0.2 million within research and development expenses for the year ended December 31, 2022 to account for the incremental change in the fair value of the stock options before and after the modification.

In connection with a restructuring of the Company, (see Note 13) on November 30, 2022, the Company modified the terms of stock options previously granted to two executive officers and the employees affected by the workforce reduction to extend the period to exercise vested options post-separation. As a result of these modifications, the Company recorded an expense of approximately $0.4 million for the year ended December 31, 2022 to account for the incremental change in the fair value of the stock options before and after the modifications. The total expense of $0.4 million was recognized in restructuring charges.

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

As of December 31, 2022, total unrecognized stock-based compensation expense related to unvested stock-based awards was $12.4 million, which is expected to be recognized over a weighted-average period of 2.5 years.

8. Income Taxes

For the years ended December 31, 2022 and 2021, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period, due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	YEAR ENDED DECEMBER 31,
	2022	2021
Federal statutory income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(4.6)	(6.0)
Federal and state research and development tax credits	(4.1)	(3.8)
Stock-based compensation	2.3	—
Other	0.4	0.6
Change in deferred tax asset valuation allowance	27.0	30.2
Effective income tax rate	0.0%	0.0%

The Company’s net deferred tax assets consisted of the following (in thousands):

	DECEMBER 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$50,167	$42,897
Research and development tax credit carryforwards	15,253	11,963
Deferred revenue	177	5,036
Accrued expenses	728	782
Operating lease liabilities	7,162	18,892
Stock-based compensation	2,004	2,118
Capitalized research expenses	15,742	—
Other	280	298
Total deferred tax assets	91,513	81,986
Valuation allowance	(84,226)	(62,671)
Total deferred tax assets, net of valuation allowance	7,287	19,315
Deferred tax liabilities:
Depreciation	(133)	(382)
Operating lease right-of-use assets	(7,154)	(18,933)
Total deferred tax liabilities	(7,287)	(19,315)
Net deferred tax assets	$—	$—

As of December 31, 2022, the Company had gross U.S. federal net operating loss (“NOL”) carryforwards of $185.2 million, which may be available to offset future taxable income, of which $11.3 million begin to expire in 2034 and of which $173.9 million do not expire but are generally limited in their usage to an annual deduction equal to 80% of annual taxable income. In addition, as of

December 31, 2022, the Company had gross state net operating loss carryforwards of $174.1 million, which may be available to offset future taxable income, of which $171.8 million begin to expire in 2035 and $0.7 million may be carried forward indefinitely. As of December 31, 2022, the Company also had U.S. federal and state research and development tax credit carryforwards of $10.4 million and $6.2 million, respectively, which will begin to expire in 2034 and 2030 respectively. The Tax Cuts and Jobs Act (TCJA) requires taxpayers to capitalize and amortize research and experimental (R&D) expenditures under section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during the year and resulted in the capitalization of R&D costs of $66.8 million. The Company is amortizing these costs for tax purposes over 5 years if the R&D was performed in the U.S. and over 15 years if the R&D was performed outside the U.S.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2022 and 2021. Management reevaluates the positive and negative evidence at each reporting period.

The Company generated research credits for the tax years ending after December 31, 2013 but has not conducted a study to document qualified activities. This study may result in an adjustment to the Company's research and development carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an unrecognized tax benefit for the year ended December 31, 2022. A full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research credit carryforward and the valuation allowance.

For the years ended December 31, 2022 and 2021, the valuation allowance increased primarily due to increases in NOL carryforwards and research and development tax credit carryforwards as well as the increase in stock compensation awards partially offset by a decrease in deferred revenue and was as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2022	2021
Valuation allowance at beginning of year	$(62,671)	$(41,894)
Increases recorded to income tax provision	(21,555)	(20,777)
Valuation allowance at end of year	$(84,226)	$(62,671)

As of December 31, 2022 and 2021, the Company had not recorded any amounts for unrecognized tax benefits. Interest and penalties related to income taxes are recorded as a component of the income tax provision in the consolidated statements of operations and comprehensive loss. As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the consolidated statements of operations and comprehensive loss.

The Company files income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company is open to future tax examination under statute from 2018 to the present; however, carryforward attributes that were generated prior to 2019 may still be adjusted upon examination by federal, state or local tax authorities if they either have been or will be used in a future period. The Company has not received any notice of examination in any jurisdictions for any tax year open under statute.

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

As of December 31, 2022 and 2021, the Company had no liabilities for amounts owed to MIT under the sublicense terms of the MIT Agreement. During both the years ended December 31, 2022 and 2021, the Company recognized less than $0.1 million in research and development expense under the sublicense terms of the agreement.

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

In 2019, the Company paid the upfront fee of $1.0 million and recorded this amount as a research and development expense in its consolidated statement of operations and comprehensive loss. As of December 31, 2022 and 2021, the Company had not made any additional payments and had not accrued for any contingent payments as there were no development, regulatory or sales milestones that were probable of being achieved.

Manufacturing Services Agreements

During the years ended December 31, 2021 and 2020, the Company entered into agreements with a contract manufacturing organization to provide manufacturing services related to its product candidates as it began to prepare for future clinical trials. The Company had non-cancelable lease commitments representing one year of lease payments as of December 31, 2022 related to these agreements. These payments are included within the minimum lease payments for fiscal year 2022 in Note 10.

401(k) Plan

The Company sponsors a 401(k) defined contribution benefit plan (the “401(k) Plan”), which covers all employees who meet certain eligibility requirements as defined in the 401(k) Plan and allows participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the 401(k) Plan may be made at the discretion of management. For the years ended December 31, 2022 and 2021, the Company contributed $0.6 million and $0.4 million, respectively to the 401(k) Plan.

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

10. Leases

As of December 31, 2022 and 2021, the Company leased its office and laboratory facilities under a non-cancelable operating lease entered into in December 2018, which includes lease incentives, payment escalations and rent holidays. The Company had not entered into any financing leases or any material short-term operating leases as of December 31, 2022 and 2021.

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

In connection with the Restructuring (see Note 13), the Company completed an evaluation of the impact of the Restructuring on the carrying value of its long-lived assets, including operating lease assets. This process included evaluating the estimated remaining lives, significant changes in the use, and potential impairment charges related to its long-lived assets. Based on its evaluation, the Company determined other long-lived assets, including operating lease assets were not impaired as of December 31, 2022, and it did not recognize any impairment charges related to those long-lived assets for the year ended December 31, 2022. The Company’s headquarters facility is actively being marketed for sublease.

Embedded Lease

The Company evaluated its vendor contracts to identify embedded leases, if any, and noted that an agreement entered into in April 2019 with a contract manufacturing supplier constituted a lease under ASC 842 because the Company has the right to substantially all of the economic benefits from the use of the asset and can direct the use of the asset. The embedded lease commenced in September 2019 and initially expired 24 months from the commencement date, with no stated option to extend the term. Upon the commencement date, the Company recorded right-of-use assets and operating lease liabilities in equal amounts of $14.7 million in connection with this embedded lease. At various times in 2020 and 2021, the Company amended the terms of its agreement with the contract manufacturing supplier to allow for an increase in manufacturing runs, and to extend the term of the arrangement resulting in in an increase in the right-of-use asset and lease liability. On November 1, 2022, as part of a transition to a more cost-effective manufacturing format, the Company provided notice to terminate the relevant statements of work under its agreement with the contract manufacturing supplier. The agreement required a nine-month prior written notice of termination, which results in an estimated termination date of July 31, 2023. As a result of the termination, the Company reduced its remaining lease payments by approximately $36.7 million. The termination was accounted for as a lease modification in the three months ending December 31, 2022 and reduced the right of use asset and lease liability by approximately $32.3 million.

Lease agreement

The Company’s 2018 lease agreement has a term of ten years. As noted above, the 2018 Lease includes an option to extend the lease for up to five years. This option would only be included in the determination of the amount of the lease liability when it is reasonably certain that the option will be exercised. When determining if a renewal option is reasonably certain of being exercised, the Company considers several economic factors, including, but not limited to, the significance of leasehold improvements incurred on the property, whether the asset is difficult to replace, underlying contractual obligations or specifics unique to that particular lease that would make it reasonably certain that the Company would exercise such option. Renewal and termination options were not included in the lease term for the Company’s new and existing operating leases as these options were not reasonably certain of being exercised.

Right-of-use assets under operating leases at December 31, 2022 and 2021 totaled $27.4 million and $69.8 million, respectively. The leases do not include any restrictions or covenants that had to be accounted for under the lease guidance.

Future minimum lease payments for operating leases with initial or remaining terms in excess of one year at December 31, 2022 were as follows (in thousands):

YEAR ENDING DECEMBER 31,
2023	$8,663
2024	4,297
2025	4,426
2026	4,559
2027	4,696
Thereafter	9,393
Total lease payments	36,034
Less: Imputed interest	(8,563)
Total operating lease liabilities	$27,471

Lease Portfolio

The components of lease cost and supplemental information for the Company’s lease portfolio were as follows (in thousands, except term and discount rate amounts):

	YEAR ENDED DECEMBER 31,
	2022	2021
Lease cost:
Operating lease cost	$14,295	$13,725
Variable lease cost	1,878	1,963
	$16,173	$15,688

	DECEMBER 31,
	2022	2021
Weighted-average remaining lease term (in years)	6.1	6.2
Weighted-average discount rate%	8.8%	7.6%

Supplemental cash flow information related to the Company’s operating leases was as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2022	2021

Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows from operating leases	$14,591	$12,611

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

Under the 2018 Roche Agreement, Roche was granted option rights to obtain an exclusive license to develop APC products or products derived from the collaboration programs on a product-by-product basis. These option rights are exercisable upon the achievement of clinical Phase 1 proof of concept and expire, if unexercised, as of a date specified in the agreement. In addition, Roche was granted an option right to obtain an exclusive license to develop a Tumor Cell Lysate (“TCL”) product. This option right is exercisable upon the achievement of clinical proof of concept and expires, if unexercised, as of a date specified in the agreement. For each of the APC products and TCL product, once Roche exercises its option and pays a specified incremental amount ranging from

$15.0 million to $50.0 million for APC products and of $100.0 million for the TCL product, Roche will receive worldwide, exclusive commercialization rights for the licensed products, subject to the Company’s alternating option to retain U.S. APC commercialization rights. The Company will retain worldwide commercialization rights to any APC products or the TCL product for which Roche elects not to exercise its applicable option. For the first APC product that Roche exercises its option, Roche will receive worldwide, exclusive commercialization rights for the licensed product. On a product-by-product basis for the APC products, after the first product option is exercised by Roche and for every other product for which Roche exercises its option, the Company will retain an option to obtain the exclusive commercialization rights in the United States. Upon exercise of the TCL option by Roche, (i) the Company will be entitled to receive the aforementioned milestone payment of $100.0 million and (ii) profits from the TCL product will be shared equally by the Company and Roche. Through December 31, 2022 and 2021 Roche had not exercised any of its options under the 2018 Roche Agreement.

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

During the fourth quarter of 2019, the Company evaluated its overall program priorities and determined that in 2020 it would continue to focus its resources on progressing the specified APC programs related to the 2018 Roche Agreement as well as its Activating Antigen Carriers (“AAC”) and Tolerizing Antigen Carriers (“TAC”) platforms. As a result of its continuing focus on these specific programs, the Company reduced the level of priority of the TCL research activities under the 2018 Roche Agreement and expects to perform such TCL research activities over a longer time period than as originally expected under the specified research plan of the agreement. Since the fourth quarter of 2019, the Company had classified $9.2 million as non-current deferred revenue in its consolidated balance sheet which will remain unrecognized as revenue until TCL research activities resume or the 2018 Roche Agreement is modified by the Company and Roche. In the fourth quarter of 2022, the Company determined that based on its internal plans which did not include work on TCL since 2019, and which do not anticipate performing work on TCL in the future prior to the expiration of the option right, as well as Roche's concurrence that no work was performed or expected to be performed in 2023, that it could recognize the remaining deferred revenue of $9.2 million. Accordingly, as of December 31, 2022, there was no deferred revenue associated with the TCL performance obligation.

The Company separately recognizes revenue associated with its performance obligations as the research, development and manufacturing services are provided using an input method, based on the cumulative costs incurred compared to the total estimated costs expected to be incurred to satisfy each performance obligation. The transfer of control to the customer occurs over the time period that the research and development services are to be provided by the Company, and this cost-to-cost method is, in management’s judgment, the best measure of progress towards satisfying each performance obligation. The amounts received that have not yet been recognized as revenue are deferred as a contract liability in the Company’s consolidated balance sheet and will be recognized over the remaining research and development period until each performance obligation is satisfied.

During the year ended December 31, 2022, there were no changes in the total estimated costs expected to be incurred to satisfy the performance obligations under the 2018 Roche Agreement. During the year ended December 31, 2021, the total estimated costs expected to be incurred to satisfy the performance obligations decreased by $7.3 million. In the fourth quarter of 2021, the Company became entitled to receive a milestone payment of $3.0 million upon (i) the recommendation by an independent panel that we could advance our SQZ-PBMC-HPV clinical trial to combination therapy to checkpoint initiators and (ii) the initiation of that therapy. The Company achieved both requirements in the fourth quarter of 2021 and therefore included the $3.0 million milestone payment in its estimate of the transaction price for the 2018 Roche Agreement. As a result, the Company recorded a cumulative catch-up adjustment to collaboration revenue of $2.5 million during the year ended December 31, 2021.

The Company recognized revenue of $21.0 million and $25.8 million during the years ended December 31, 2022 and 2021, respectively, under the 2018 Roche Agreement. Of the $21.0 million of revenue recognized during the year ended December 31, 2022, $9.2 million was related to the third performance obligation (TCL) and $11.8 million was related to the first performance obligation. As of December 31, 2022 and 2021, the Company recorded as a contract liability deferred revenue related to the 2018 Roche Agreement of $0.2 million and $21.2 million, respectively, of which $0.2 million and $12.0 million, respectively, were current liabilities. As of December 31, 2022, the research and development services related to the remaining performance obligation was expected to be performed over remaining period of three to six months.

Contract Liability

The changes in the total contract liability (deferred revenue) balances related to the Company’s license and collaboration agreements with Roche were as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2022	2021
Balance at beginning of period	$21,203	$45,201
Deferral of revenue	—	3,100
Recognition of deferred revenue	(21,029)	(27,098)
Balance at end of period	$174	$21,203

During the years ended December 31, 2022 and 2021, the Company recognized revenue of $21.0 million and $24.5 million, respectively, related to deferred revenue that was recorded as a contract liability at the beginning of each respective year.

12. Net Loss per Share

Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	YEAR ENDED DECEMBER 31,
	2022	2021
Numerator:
Net loss	$(79,464)	$(68,741)
Denominator:
Weighted-average common shares outstanding, basic and diluted	28,812,904	27,578,844
Net loss per share, basic and diluted	$(2.76)	$(2.49)

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

	YEAR ENDED DECEMBER 31,
	2022	2021
Stock options to purchase common stock	5,358,310	4,339,523
	5,358,310	4,339,523

13. Restructuring

On November 30, 2022, the Company’s Board of Directors approved a restructuring plan and strategic prioritization (the “Restructuring”) of its clinical portfolio to concentrate on the development of its second-generation enhanced Antigen Presenting cells (eAPC) cell therapy program. In connection with the Restructuring, the Company paused clinical programs, terminated operations in its Hong Kong and China subsidiaries and the Board of Directors approved a workforce reduction of approximately 60%, including research and development and general and administrative support functions in the United States and China. In connection with the prioritization decision, the Company’s Chief Executive Officer stepped down from his roles as CEO and member of the Board of Directors.

The following table summarizes the activity for accrued restructuring costs for the year ended December 31, 2022 (in thousands):

	Employee Related Costs	Facility Related Costs	Total
Balance as of December 31, 2021	$—	$—	$—
Expenses incurred	4,459	400	4,859
Payments	(895)	—	(895)
Non-cash charges	(402)	(400)	(802)
Balance as of December 31, 2022	$3,162	$—	$3,162

During the year ended December 31, 2022, the Company recorded $4.9 million of restructuring charges. Employee-related costs of $4.5 million primarily relate to salary continuance and one-time termination benefits to the affected employees, including severance and healthcare benefits, including non-cash charges of $0.4 million from the modification of stock options. Facility related costs of $0.4 million relate to accelerated depreciation on laboratory equipment that is no longer required and will be disposed of.

In addition to accelerating the depreciation expense of certain laboratory equipment, the Company also completed an evaluation of the impact of the Restructuring on the carrying value of its other long-lived assets, such as operating lease assets. This process includes evaluating the estimated remaining lives, significant changes in the use, and potential impairment charges related to its long-lived assets. Based on its evaluation, the Company determined other long-lived assets were not impaired as of December 31, 2022, and it did not recognize any impairment charges related to those long-lived assets for the year ended December 31, 2022. The Company’s headquarters facility is actively being marketed for sublease.

The accrued restructuring liability of $3.2 million is payable within the next twelve months and has been included as accrued restructuring costs in current liabilities in the consolidated balance sheet. The remaining accrued restructuring charges are subject to assumptions, and actual amounts may differ. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Restructuring.

14. Subsequent Events

On March 10, 2023, SVB, one of the Company's financial institutions, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. At the time of closing, the Company had substantially all of its cash and cash equivalents at SVB or managed by SVB at a separate institution, and all of its restricted cash of $2.3 million supporting one outstanding letter of credit at SVB. Based upon the announcement on March 12, 2023, from the U.S. Department of the Treasury, the U.S. Federal Reserve and the FDIC, the Company expects to have access to all of its deposits at SVB and the separate institution.