Form 10-Q
period 2023-03-31
SQZ Biotechnologies Co
filed 2023-05-10
CIK 1604477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 4, 2023, the registrant had 29,491,125 shares of common stock, $0.001 par value per share, outstanding.

SQZ BIOTECHNOLOGIES COMPANY

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our plans to develop, manufacture and commercialize our product candidates, the timing or outcome of our ongoing or planned clinical trials for SQZ-AAC-HPV, SQZ-eAPC-HPV or any of our future product candidates, the clinical utility of our product candidates, the anticipated impact of the COVID-19 pandemic and overall economic conditions on our business and operations, including manufacturing, research and development, clinical trials and employees, our cash needs and availability, the sufficiency of our cash and cash equivalents and our ability to raise additional capital to fund our operations, our plans to mitigate the risk that we are unable to continue as a going concern, and the plans and objectives of management for future operations, are forward-looking statements.

The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, risks and uncertainties related to our ability to continue as a going concern; our ability to maintain the listing of our common stock on the New York Stock Exchange; our limited operating history; our significant losses incurred since inception and expectation to incur significant additional losses for the foreseeable future; the development of our initial product candidates, upon which our business is highly dependent; the impact of the COVID-19 pandemic and overall economic conditions on our operations and clinical activities; our need for additional funding and our cash runway; restructuring activities; the lengthy, expensive, and uncertain process of clinical drug development, including uncertain outcomes of clinical trials and potential delays in regulatory approval; our ability to maintain our relationships with our third party vendors and strategic collaborators; protection of our proprietary technology, intellectual property portfolio and the confidentiality of our trade secrets; general economic conditions and other important factors discussed under the caption "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, this Quarterly Report on Form 10-Q and our other filings with the U.S. Securities and Exchange Commission.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	MARCH 31,	DECEMBER 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$39,872	$63,709
Prepaid expenses and other current assets	4,576	4,495
Total current assets	44,448	68,204
Property and equipment, net	1,810	1,959
Restricted cash	2,305	2,305
Operating lease right-of-use assets	24,594	27,432
Total assets	$73,157	$99,900
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,485	$2,511
Accrued expenses	4,871	8,893
Accrued restructuring expenses	468	3,162
Current portion of deferred revenue	678	715
Current portion of operating lease liabilities	4,188	6,562
Total current liabilities	12,690	21,843
Operating lease liabilities, net of current portion	20,311	20,909
Total liabilities	33,001	42,752
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2023 and December 31, 2022; No shares issued or outstanding.	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2023 and December 31, 2022; 29,491,125 shares issued and outstanding at March 31, 2023 and December 31, 2022.	29	29
Additional paid-in capital	332,788	332,093
Accumulated deficit	(292,661)	(274,974)
Total stockholders’ equity	40,156	57,148
Total liabilities and stockholders’ equity	$73,157	$99,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Collaboration revenue	$—	$2,869
Operating expenses:
Research and development	12,976	17,010
General and administrative	5,279	6,912
Total operating expenses	18,255	23,922
Loss from operations	(18,255)	(21,053)
Other income (expense):
Interest income	505	15
Other income (expense), net	63	—
Total other income, net	568	15
Net loss and comprehensive loss	(17,687)	(21,038)
Net loss per share, basic and diluted	$(0.60)	$(0.75)
Weighted-average common shares outstanding, basic and diluted	29,491,125	28,145,036

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
Balances at December 31, 2022	29,491,125	$29	$332,093	$(274,974)	$57,148
Stock-based compensation expense	—	—	695	—	695
Net loss	—	—	—	(17,687)	(17,687)
Balances at March 31, 2023	29,491,125	$29	$332,788	$(292,661)	$40,156

	COMMON STOCK		ADDITIONAL		TOTAL
	SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY
Balances at December 31, 2021	28,133,368	$28	$319,458	$(195,510)	$123,976
Issuance of common stock upon exercise of stock options	14,757	—	29	—	29
Stock-based compensation expense	—	—	1,947	—	1,947
Net loss	—	—	—	(21,038)	(21,038)
Balances at March 31, 2022	28,148,125	$28	$321,434	$(216,548)	$104,914

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(17,687)	$(21,038)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	214	276
Amortization of operating lease right-of-use assets	2,838	2,476
Stock-based compensation expense	695	1,947
Loss on disposal of equipment	—	41
Changes in operating assets and liabilities:
Accounts receivable	—	3,000
Prepaid expenses and other current assets	(81)	(881)
Accounts payable	(26)	(2,729)
Accrued expenses	(4,022)	1,716
Accrued restructuring expenses	(2,694)	—
Deferred revenue	(37)	(2,869)
Operating lease liabilities	(2,972)	(2,373)
Net cash used in operating activities	(23,772)	(20,434)
Cash flows from investing activities:
Purchases of property and equipment	(65)	(228)
Proceeds from disposals of property and equipment	-	34
Net cash used in investing activities	(65)	(194)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	29
Net cash provided by financing activities	—	29
Net (decrease) increase in cash, cash equivalents and restricted cash	(23,837)	(20,599)
Cash, cash equivalents and restricted cash at beginning of period	66,014	145,818
Cash, cash equivalents and restricted cash at end of period	$42,177	$125,219

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

The Company is subject to a number of risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, the ability to obtain additional financing, protection of proprietary technology, dependence on key personnel, the ability to attract and retain qualified employees, compliance with government regulations, the impact of the COVID-19 pandemic and overall economic conditions, and the clinical and commercial success of its product candidates. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Since inception, the Company has funded its operations primarily with payments received in connection with collaboration agreements, proceeds from equity and debt financing, and most recently, with proceeds from its 2020 initial public offering (“IPO”) and its 2021 follow-on offering (the "Follow-On Offering"), and an Open Market Sales Agreement (the "Sales Agreement"). On November 10, 2021, the Company entered into the Sales Agreement with Jefferies LLC (“Jefferies”) to issue and sell up to $75,000,000 in shares of the Company’s common stock from time to time during the term of the Sales Agreement through an “at-the-market” equity offering program under which Jefferies acts as the Company’s sales agent (the “ATM Facility”). The Company did not sell any shares under the ATM Facility during both the three months ended March 31, 2023 and 2022.

Going Concern Assessment

Management has assessed the Company’s ability to continue as a going concern in accordance with the requirements of ASC 205-40, taking into consideration its recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future and the need to raise additional capital to finance future operations. Through March 31, 2023, the Company has funded its operations primarily with proceeds from sales of convertible preferred stock, payments received in connection with collaboration agreements, proceeds from borrowings under a convertible promissory note, which converted into shares of convertible preferred stock, and more recently the proceeds from its IPO, the Follow-On Offering and the ATM Facility. The Company has incurred recurring losses since inception, including a net loss of $17.7 million for the three months ended March 31, 2023. As of March 31, 2023, the Company had an accumulated deficit of $292.7 million. Based on its current cash expenditure forecast, the Company expects that its existing cash and cash equivalents will fund its operations into the first quarter of 2024.

The Company expects to continue to generate operating losses in the foreseeable future. As of May 10, 2023, the issuance date of the interim condensed consolidated financial statements for the three months ended March 31, 2023, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these interim condensed consolidated financial statements are issued. The Company will require additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. If the Company is unable to obtain funding, the Company will be forced to incur additional restructuring costs, delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, or at all.

The accompanying interim condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Accordingly, the interim condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Impact of Macroeconomic Conditions and the COVID-19 Pandemic

The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including, for example, severely diminished liquidity and credit availability, rising interest and inflation rates, crises involving banking and financial institutions, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. In addition, the COVID-19 pandemic continues to be prevalent globally. The COVID-19 pandemic has impacted and may continue to impact personnel at third-party manufacturing facilities or the availability or cost of materials, which would disrupt the Company’s supply chain. Previously, it also has affected and may continue to affect the Company’s ability to enroll patients in and timely complete its ongoing clinical trials of SQZ-eAPC-HPV and SQZ-AAC-HPV and delay the initiation of future clinical trials, disrupt regulatory activities or have other adverse effects on its business and operations.

The Company is monitoring the potential impact of general economic conditions and the COVID-19 pandemic on its business and financial statements. To date, the Company has not incurred impairment losses in the carrying values of its assets as a result of the pandemic and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these interim condensed consolidated financial statements. Unstable market and economic conditions and further disruption created by COVID-19 or other pandemics may have serious adverse consequences on the Company's business, financial condition and results of operations.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SQZ Biotechnologies Security Corporation, SQZ Biotech HK Limited and SQZ Biotech (Shanghai) Co., Ltd. All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2022 was derived from audited financial statements but does not include all disclosures required by GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 22, 2023. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2023, the consolidated results of operations for the three months ended March 31, 2023 and 2022, and the consolidated cash flows for the three months ended March 31, 2023 and 2022 have been made. The Company’s consolidated results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the full year or any other subsequent interim period.

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

Segment Information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company is developing methods of engineering cell function and therapies for the treatment of patients across a range of indications. The Company has determined that its chief operating decision maker is its interim Chief Executive Officer. The Company’s chief operating decision maker reviews the Company’s financial information on a consolidated basis for purposes of allocating resources and assessing financial performance.

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

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	FAIR VALUE MEASUREMENTS AT MARCH 31, 2023 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents:
Money market funds	$37,212	$—	$—	$37,212
	$37,212	$—	$—	$37,212

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2022 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents:
Money market funds	$62,598	$—	$—	$62,598
	$62,598	$—	$—	$62,598

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no changes to the valuation methods during the three months ended March 31, 2023.The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between levels during the three months ended March 31, 2023.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2023	2022
Machinery and equipment	$6,905	$6,840
Leasehold improvements	579	579
Furniture and fixtures	319	319
	$7,803	$7,738
Less: Accumulated depreciation and amortization	(5,993)	(5,779)
	$1,810	$1,959

Depreciation and amortization expense for the three months ended March 31, 2023 and 2022 was $0.2 million and $0.3 million, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	MARCH 31,	DECEMBER 31,
	2023	2022

Accrued external research, development and manufacturing costs	$3,112	$5,264
Accrued employee compensation and benefits	807	2,578
Other	952	1,051
	$4,871	$8,893

6. Stock-Based Compensation

The following table summarizes the Company’s stock option activity since December 31, 2022:

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	INTRINSIC VALUE
			(in years)	(in thousands)
Outstanding at December 31, 2022	5,358,310	$8.09	5.26	$—
Granted	2,797,400	0.73
Forfeited or canceled	(937,032)	7.75
Outstanding at March 31, 2023	7,218,678	$5.28	7.21	$—
Vested and expected to vest at March 31, 2023	7,218,678	$5.28	7.21	$—
Options exercisable at March 31, 2023	2,934,884	$8.35	4.04	$—

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options was classified in the consolidated statements of operations as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Research and development expenses	$439	$655
General and administrative expenses	256	1,292
	$695	$1,947

As of March 31, 2023, total unrecognized stock-based compensation expense related to unvested stock-based awards was $8.5 million, which is expected to be recognized over a weighted-average period of 2.9 years.

7. Income Taxes

For the three months ended March 31, 2023 and 2022, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period, due to its uncertainty of realizing a benefit from those items. Substantially all of the Company’s operating losses since inception have been generated in the United States.

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

As of March 31, 2023 and December 31, 2022, the Company had no outstanding liabilities related to the MIT Agreement. During each of the three months ended March 31, 2023 and 2022, the Company recognized less than $0.1 million in research and development expense under the sublicense terms of the MIT Agreement.

Manufacturing Services Agreements

The Company has entered into agreements with contract manufacturing organizations to provide manufacturing services related to its product candidates. As of March 31, 2023, the Company had no non-cancelable payments under these agreements, as amended, other than the amounts included in the current portion of operating lease liabilities on the Company's consolidated balance sheets.

401(k) Plan

The Company sponsors a 401(k) defined contribution benefit plan (the “401(k) Plan”), which covers all employees who meet certain eligibility requirements as defined in the 401(k) Plan and allows participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the 401(k) Plan may be made at the discretion of management. For each of the three months ended March 31, 2023 and 2022, the Company contributed $0.1 million to the 401(k) Plan.

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

9. Leases

As of March 31, 2023, the Company leases its office and laboratory facilities under a non-cancelable operating lease entered into in December 2018, which included lease incentives, payment escalations and rent holidays. In addition, the Company has an agreement entered into in April 2019 with a contract manufacturing supplier that is considered an embedded lease because the Company has substantially all the economic benefits of the related asset and can direct its use. The Company had not entered into any financing leases or any short-term operating leases as of March 31, 2023 and December 31, 2022.

The components of lease cost were as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Lease cost:
Operating lease cost	$3,359	$3,760
Variable lease cost	410	557
	$3,769	$4,317

10. License and Collaboration Agreements

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

Under the 2018 Roche Agreement, Roche was granted option rights to obtain an exclusive license to develop APC products or products derived from the collaboration programs on a product-by-product basis. These option rights are exercisable upon the achievement of clinical Phase 1 proof of concept and expire, if unexercised, as of a date specified in the agreement. In addition, Roche was granted an option right to obtain an exclusive license to develop a Tumor Cell Lysate (“TCL”) product. This option right is exercisable upon the achievement of clinical proof of concept and expires, if unexercised, as of a date specified in the agreement. For each of the APC products and TCL product, once Roche exercises its option and pays a specified incremental amount ranging from $15.0 million to $50.0 million for APC products and of $100.0 million for the TCL product, Roche will receive worldwide, exclusive commercialization rights for the licensed products, subject to the Company’s alternating option to retain U.S. APC commercialization rights. The Company will retain worldwide commercialization rights to any APC products or the TCL product for which Roche elects not to exercise its applicable option. For the first APC product that Roche exercises its option, Roche will receive worldwide, exclusive commercialization rights for the licensed product. On a product-by-product basis for the APC products, after the first product option is exercised by Roche and for every other product for which Roche exercises its option, the Company will retain an option to obtain the exclusive commercialization rights in the United States. Upon exercise of the TCL option by Roche, (i) the Company will be entitled to receive the aforementioned milestone payment of $100.0 million and (ii) profits from the TCL product will be shared equally by the Company and Roche. Through March 31, 2023, Roche had not exercised any of its options under the 2018 Roche Agreement.

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

During the three months ended March 31, 2023 and 2022, there were no significant changes in the total estimated costs expected to be incurred to satisfy the performance obligations under the 2018 Roche Agreement. The Company recognized no revenue and $2.9 million during the three months ended March 31, 2023 and 2022, respectively, under this agreement. As of March 31, 2023, the Company recorded as a contract liability deferred revenue related to the 2018 Roche Agreement of $0.1 million, all of which was a current liability. As of March 31, 2023, the research and development services related to the performance obligations were expected to be performed over a remaining period of three months.

Contract Liability

The changes in the total contract liability (deferred revenue) balances related to the Company’s license and collaboration agreements were as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Balance at beginning of period	$174	$21,203
Recognition of deferred revenue	—	(2,869)
Balance at end of period	$174	$18,334

11. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Numerator:
Net loss	$(17,687)	$(21,038)
Denominator:
Weighted-average common shares outstanding, basic and diluted	29,491,125	28,145,036
Net loss per share attributable to common stockholders, basic and diluted	$(0.60)	$(0.75)

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

	THREE MONTHS ENDED MARCH 31,
	2023	2022
Stock options to purchase common stock	7,218,678	6,091,427
	7,218,678	6,091,427

12. Restructuring

On November 30, 2022, the Company’s Board of Directors approved a restructuring plan and strategic prioritization (the “Restructuring”) of its clinical portfolio to concentrate on the development of its second-generation enhanced Antigen Presenting Cells (eAPC) cell therapy program. In connection with the Restructuring, the Company reprioritized its clinical and development programs, determined to terminate operations in its Hong Kong and China subsidiaries and the Board of Directors approved a workforce reduction of approximately 60%, including research and development and general and administrative support functions in the United States and China. In the first quarter of 2023, the Company decided to continue to enroll patients in its SQZ-AAC-HPV clinical trial.

The following table summarizes the activity for accrued restructuring costs for the three months ended March 31, 2023 (in thousands):

	Employee Related Costs	Facility Related Costs	Total
Balance as of December 31, 2022	$3,162	$—	$3,162
Expenses incurred	(7)	—	(7)
Payments	(2,618)	(69)	(2,687)
Balance as of March 31, 2023	$537	$(69)	$468

During the three months ended March 31, 2023, the Company recorded a net reduction of $7 thousand of restructuring charges based on a revised estimate of remaining employee related restructuring costs.

The accrued restructuring liability of $0.5 million is payable within the next twelve months and has been included as accrued restructuring costs in current liabilities in the consolidated balance sheet. The remaining accrued restructuring charges are subject to assumptions, and actual amounts may differ. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Restructuring.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission, or SEC, on March 22, 2023 (the “2022 Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our 2022 Form 10-K and this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biotechnology company focused on unlocking the full potential of cell therapies to benefit patients with cancer and other serious medical conditions. The company was founded on the therapeutic potential of Cell Squeeze®, our proprietary technology which allows for rapid delivery of a variety of cargo into different cell types. We aim to create multiple cell therapies that drive the immune system to combat diseases.

On November 30, 2022, our Board of Directors approved a restructuring plan and strategic prioritization of our clinical portfolio (the Restructuring Plan) to concentrate on the development of our second-generation enhanced Antigen Presenting Cells (eAPC) cell therapy program, focused on HPV16 positive recurrent, locally advanced, or metastatic solid tumors and reduce our workforce by approximately 60%. On November 30, 2022, the Board appointed Howard Bernstein, MD, PhD, our director and former Chief Scientific Officer, as Interim Chief Executive Officer.

Additionally, on November 30, 2022, we announced a pause of our Antigen Presenting Cells (APC), Activating Antigen Carrier (AAC) and Tolerizing Antigen Carrier (TAC) programs. This portfolio prioritization was designed to allow us to deliver initial data readouts for the SQZ® eAPC program’s highest-dose monotherapy cohort, which we anticipate in mid-2023. We will continue to explore partnerships and collaborations for our earlier stage assets and programs, including TAC, as well as our point-of-care manufacturing capabilities.

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

Recent Developments

At the time of the November 2022 strategic realignment announcement, the SQZ-AAC-HPV trial had one patient in the lowest-dose cohort on study. On December 21, 2022, after two treatment cycles, the patient’s CT scan showed reduction of the target lesion—a right hilar lymph node—from 16 millimeters (mm) at baseline to 10mm, or approximately 38% from baseline, which was consistent with a partial response by RECIST 1.1 criteria. A subsequent scan on February 2, 2023, after four treatment cycles, showed further reduction of the target lesion to 8mm, or 50% from baseline, which was consistent with a confirmed partial response / unconfirmed complete response by RECIST 1.1 criteria, as well as an unconfirmed complete response. In March 2023, after seven cycles of SQZ-AAC-HPV, a CT scan confirmed the complete response by RECIST 1.1 criteria. Biomarker analysis on this patient identified an inflamed tumor microenvironment that highly expressed MHC1 cells and an increase in CD8+ cell density was observed. In light of this response in the first patient dosed, we decided to continue to enroll patients in the SQZ-AAC-HPV clinical trial. We have completed the dose-limiting toxicity period for the lowest-dose cohort. Following review and recommendation by the Study Safety Committee, we are advancing SQZ-AAC-HPV-101 trial to the highest-dose cohort. We anticipate initial clinical data from the highest-dose cohort in the fourth quarter of 2023.

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

We have notified the NYSE of our intent to cure the stock price deficiency and return to compliance with the NYSE continued listing standards. Under NYSE rules, we have a period of six months from receipt of the NYSE Notification to cure the stock price deficiency and regain compliance with the NYSE’s continued listing standards. Our common stock will continue to be listed and trade on the NYSE during this cure period, subject to our compliance with other NYSE continued listing standards. If our common stock is delisted, it may be difficult for our stockholders to sell their common stock without depressing the market price for our common stock, or at all. See Part I, Item 1A. “Risk Factors—An active, liquid trading market for our common stock may not be sustained” in the 2022 Form 10-K

Other Developments

Since our inception, we have focused substantially all of our resources on building our Cell Squeeze technology, establishing and protecting our intellectual property portfolio, conducting research and development activities, developing our manufacturing process and manufacturing product candidate materials, preparing for and initiating clinical trials of our product candidates, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. Through March 31, 2023, we have funded our operations primarily with upfront and milestone payments received under our collaboration agreements with Hoffman La Roche Inc. and F. Hoffman La Roche Ltd. (together, "Roche",) and with proceeds from equity and debt offerings, most recently from our initial public offering, or IPO, follow-on public offering of common stock, or the Follow-on Offering, and our at-the market offering facility with Jefferies LLC ("ATM Facility").

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported a net loss of $17.7 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $292.7 million. Although we anticipate reduced quarterly expenses in each of the remaining quarters in 2023 as a result of the 2022 Restructuring Plan, we expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Absent significant changes to our current operating structure, we expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•
conduct clinical trials for our product candidates, including our ongoing clinical trials of SQZ-AAC-HPV and SQZ-eAPC-HPV;
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

As of May 10, 2023, the issuance date of the interim condensed consolidated financial statements for the three months ended March 31, 2023, included elsewhere in this Quarterly Report on Form 10-Q, based on our recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future and the need to raise additional capital to finance future operations, our management has concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that the condensed consolidated financial statements are issued. See “—Liquidity and Capital Resources.”

Impact of Macroeconomic Conditions and the COVID-19 Pandemic

The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including, for example, severely diminished liquidity and credit availability, rising interest and inflation rates, crises involving banking and financial institutions, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. In addition, the COVID-19 pandemic continues to be prevalent globally. The COVID-19 pandemic has impacted and may continue to impact personnel at third-party manufacturing facilities or the availability or cost of materials, which would disrupt our supply chain. Previously, it also has affected and may continue to affect our ability to enroll patients in and timely complete its ongoing clinical trials of SQZ-eAPC-HPV and SQZ-AAC-HPV and delay the initiation of future clinical trials, disrupt regulatory activities or have other adverse effects on its business and operations.

We are monitoring the potential impact of general economic conditions and the COVID-19 pandemic on our business and financial statements. To date, we have not incurred impairment losses in the carrying values of our assets as a result of the pandemic and we are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in these interim condensed consolidated financial statements. Unstable market and economic conditions and further disruption created by COVID-19 or other pandemics may have serious adverse consequences on our business, financial condition and results of operations.

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

Under the 2018 Roche Agreement, Roche was granted option rights to obtain an exclusive license to develop APC products or products derived from the collaboration programs on a product-by-product basis and to develop a Tumor Cell Lysate, or TCL, product. For each of the APC products and TCL product, once Roche exercises its option and pays a specified incremental amount, Roche will receive worldwide, exclusive commercialization rights for the licensed products. Through March 31, 2023, Roche had not exercised any of its options under the 2018 Roche Agreement.

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

During the three months ended March 31, 2023 and 2022, there were no significant changes in the total estimated costs expected to be incurred to satisfy the performance obligations under the 2018 Roche Agreement. We recognized no revenue and $2.9 million during the three months ended March 31, 2023 and 2022, respectively, under this agreement. As of March 31, 2023, we recorded as a contract liability deferred revenue related to the 2018 Roche Agreement of $0.1 million, all of which was a current liability. As of March 31, 2023, the research and development services related to the performance obligations were expected to be performed over a remaining period of three months.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	THREE MONTHS ENDED MARCH 31,
	2023	2022	CHANGE
	(in thousands)
Collaboration revenue	$—	$2,869	$(2,869)
Operating expenses:
Research and development	12,976	17,010	(4,034)
General and administrative	5,279	6,912	(1,633)
Total operating expenses	18,255	23,922	(5,667)
Loss from operations	(18,255)	(21,053)	2,798
Other income (expense):
Interest income	505	15	490
Other income (expense), net	63	—	63
Total other income, net	568	15	553
Net loss	$(17,687)	$(21,038)	$3,351

Revenue

Collaboration revenue decreased by $2.9 million to $0 for the three months ended March 31, 2023, compared to $2.9 million for the three months ended March 31, 2022. The decrease in revenue was primarily because we had completed most of the performance obligations related to the 2018 Roche Agreement as of December 31, 2022.

Research and Development Expenses

	THREE MONTHS ENDED MARCH 31,
	2023	2022	CHANGE
	(in thousands)
Direct research and development expenses by program:
SQZ-PBMC-HPV	$672	$1,903	$(1,231)
SQZ-AAC-HPV	2,480	1,357	1,123
SQZ-eAPC-HPV	4,052	3,332	720
Other programs	890	2,491	(1,601)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	3,225	5,359	(2,134)
Facility related	986	1,411	(425)
Laboratory and consumable materials	23	325	(302)
Platform-related external services and other	648	832	(184)
Total research and development expenses	$12,976	$17,010	$(4,034)

Research and development expenses decreased by $4.0 million to $13.0 million for the three months ended March 31, 2023, from $17.0 million for the three months ended March 31, 2022. The net decrease was primarily due to the following:

•
SQZ-PBMC-HPV and other program costs decreased by $1.2 million and $1.6 million, respectively, primarily due to the conclusion of patient enrollment in the SQZ-PBMC-HPV clinical trial and the reprioritization of our clinical portfolio in order to focus on the SQZ-eAPC-HPV and SQZ-AAC-HPV programs.
•
Personnel-related costs decreased by $2.1 million primarily due to a $1.9 million decrease in salary and benefit costs and a $0.2 million decrease in stock-based compensation as a result of the headcount reductions included in the implementation of the Restructuring Plan in the fourth quarter of 2022.

The decreases in facilities, laboratory and consumable materials and platform-related external services and other costs were due to cost reductions as a result of the implementation of the Restructuring Plan.

Partially offsetting the above decreases were:

•
SQZ-AAC-HPV program costs increased by $1.1 million primarily as a result of an increase in allocated manufacturing costs and clinical trial-related costs related to patient enrollment.
•
SQZ-eAPC-HPV program costs increased by $0.7 million due to an increase in clinical trial-related costs related to patient enrollment.

General and Administrative Expenses

	THREE MONTHS ENDED MARCH 31,
	2023	2022	CHANGE
	(in thousands)
Personnel related (including stock-based compensation)	$2,662	$3,481	$(819)
Professional, consultant and patent related costs	1,151	1,745	(594)
Facility related and other costs	1,466	1,686	(220)
Total general and administrative expenses	$5,279	$6,912	$(1,633)

General and administrative expenses decreased by $1.6 million during the three months ended March 31, 2023 to $5.3 million, compared to $6.9 million for the three months ended March 31, 2022. The decrease was primarily due to cost and headcount reductions as a result of the implementation of the Restructuring Plan.

Interest Income

Interest income for the three months ended March 31, 2023 and 2022 was $0.5 million and $15 thousand, respectively. The increase in interest income was due to the increase in average interest rates in 2023 despite lower average cash and equivalents available for investment.

Other Income (Expense), Net

Other income (expense), net for the both the three months ended March 31, 2023 and 2022 was not significant.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for the next several years, if at all. Through March 31, 2023, we have funded our operations primarily with payments received in connection with collaboration agreements, proceeds from equity and debt financing, most recently, with proceeds from our IPO, Follow-On Offering and our at-the market offering facility with Jefferies LLC ("ATM Facility"). As of March 31, 2023, we had cash and cash equivalents of $39.9 million. We maintain the majority of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	THREE MONTHS ENDED MARCH 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(23,772)	$(20,434)
Net cash used in investing activities	(65)	(194)
Net cash provided by financing activities	—	29
Net decrease in cash, cash equivalents and restricted cash	$(23,837)	$(20,599)

Operating Activities

During the three months ended March 31, 2023, operating activities used $23.8 million of cash, primarily resulting from our net loss of $17.7 million and changes in our operating assets and liabilities of $9.8 million, partially offset by net non-cash charges of $3.7 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2023 consisted of a $3.0 million decrease in operating lease liabilities, a $0.1 million increase in prepaid expenses and other current assets, a $4.0 million decrease in accrued expenses.

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

Investing Activities

During the three months ended March 31, 2023 and 2022, net cash used in investing activities was $0.1 million and $0.2 million, respectively, consisting of purchases of property and equipment.

The purchases of property and equipment in each period were primarily for equipment purchases.

Financing Activities

During the three months ended March 31, 2023, net cash provided by financing activities was $0.

During the three months ended March 31, 2022, net cash provided by financing activities was $29 thousand consisting of proceeds from stock option exercises during the period.

Funding Requirements

Absent significant changes to our current operating structure, we expect that although our anticipated quarterly expenses for the remainder of 2023 will be lower compared to the corresponding quarters in 2022, we will continue to incur substantial expenses in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. The timing and amount of our operating and capital expenditures will depend largely on:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders' interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, including due to adverse macroeconomic conditions such as rising interest rates, we would be required to delay, scale back or discontinue our research, product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

As of March 31, 2023, we had an accumulated deficit of $292.7 million. During the three months ended March 31, 2023, we recorded a net loss of $17.7 million. In addition, during the three months ended March 31, 2023 we used $23.8 million in operating and investing activities resulting in a cash and cash equivalents balance of $39.9 million as of March 31, 2023. We expect that our operating losses and negative cash flows will continue for the foreseeable future. Based on our currently forecasted operating plan, which reflects reduced quarterly spending for the remainder of 2023 as compared to the corresponding quarters in 2022, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024, but not for more than one year after the date that the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. Therefore, based on our recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future and the need to raise additional capital to finance future operations, as of May 10, 2023, the issuance date of the interim condensed consolidated financial statements for the three months ended March 31, 2023, included elsewhere in this Quarterly Report on Form 10-Q, management has concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that the condensed consolidated financial statements are issued. We are developing plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or debt financings, and/or potentially new collaborations, business transactions and reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make significant reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our research and development programs and technology platform activities which could adversely affect our business prospects, or we may be unable to continue operations.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those described in our 2022 Form 10-K. For additional information, see Note 8 and 9 to our condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our 2022 Form 10-K. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no significant changes to our critical accounting policies from those described in the 2022 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2023, we had cash and cash equivalents of $39.9 million, which consisted of cash and money market funds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these balances, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. In addition to the other information in this Quarterly Report on Form 10-Q, including our interim condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Results of Operations and Financial Condition”, you should carefully consider the factors described in the section titled “Risk Factors” in our 2022 Form 10-K. There have been no material changes to our risk factors as previously disclosed in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation of SQZ Biotechnologies Company.	8-K	001-39662	3.1	11/04/2020

3.2	Amended and Restated Bylaws of SQZ Biotechnologies Company.	S-1/A	333-249422	3.4	10/26/2020

4.1	Amended and Restated Investors’ Rights Agreement, dated as of December 19, 2019, as amended.	S-1	333-252889	4.1	02/09/2021

4.2	Specimen Stock Certificate.	S-1/A	333-249422	4.2	10/26/2020

10.1	Amended Non-Employee Director Compensation Program					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SQZ Biotechnologies Company

Date: May 10, 2023	By:	/s/ Howard Bernstein, MD, Ph.D.
Howard Bernstein, MD, Ph.D.
Interim Chief Executive Officer
(principal executive officer)

Date: May 10, 2023	By:	/s/ Richard Capasso
Richard Capasso
Chief Accounting Officer
(principal financial officer)