Form 10-Q
period 2023-06-30
SQZ Biotechnologies Co
filed 2023-08-10
CIK 1604477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	SQZB	OTC Markets

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

As of August 4, 2023, the registrant had 29,491,125 shares of common stock, $0.001 par value per share, outstanding.

SQZ BIOTECHNOLOGIES COMPANY

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our plans to develop, manufacture and commercialize our product candidates, the timing or outcome of our ongoing or planned clinical trials for SQZ-AAC-HPV, SQZ-eAPC-HPV or any of our future product candidates, the clinical utility of our product candidates, the anticipated impact of overall economic conditions on our business and operations, including manufacturing, research and development, clinical trials and employees, our cash needs and availability, the sufficiency of our cash and cash equivalents and our ability to raise additional capital to fund our operations, the impact of our delisting from the New York Stock Exchange (the “NYSE”), our plans to explore potential strategic alternatives to support the advancement of our oncology programs, our plans to mitigate the risk that we are unable to continue as a going concern, and the plans and objectives of management for future operations, are forward-looking statements.

The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, risks and uncertainties related to our ability to continue as a going concern; risks related to the delisting of our common stock from the NYSE; our limited operating history; our significant losses incurred since inception and expectation to incur significant additional losses for the foreseeable future; the development of our initial product candidates, upon which our business is highly dependent; the impact of overall economic conditions on our operations and clinical activities; our need for additional funding and our cash runway; restructuring activities; the lengthy, expensive, and uncertain process of clinical drug development, including uncertain outcomes of clinical trials and potential delays in regulatory approval; our ability to maintain our relationships with our third party vendors and strategic collaborators; protection of our proprietary technology, intellectual property portfolio and the confidentiality of our trade secrets; general economic conditions and other important factors discussed under the caption "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, this Quarterly Report on Form 10-Q and our other filings with the U.S. Securities and Exchange Commission.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	JUNE 30,	DECEMBER 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$24,710	$63,709
Prepaid expenses and other current assets	2,975	4,495
Total current assets	27,685	68,204
Property and equipment, net	1,612	1,959
Restricted cash	2,305	2,305
Operating lease right-of-use assets	22,546	27,432
Total assets	$54,148	$99,900
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,563	$2,511
Accrued expenses	4,861	8,893
Accrued restructuring expenses	328	3,162
Deferred revenue	500	715
Current portion of operating lease liabilities	2,659	6,562
Total current liabilities	9,911	21,843
Operating lease liabilities, net of current portion	19,700	20,909
Total liabilities	29,611	42,752
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2023 and December 31, 2022; No shares issued or outstanding.	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2023 and December 31, 2022; 29,491,125 shares issued and outstanding at June 30, 2023 and December 31, 2022.	29	29
Additional paid-in capital	333,939	332,093
Accumulated deficit	(309,431)	(274,974)
Total stockholders’ equity	24,537	57,148
Total liabilities and stockholders’ equity	$54,148	$99,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Revenue:
Collaboration revenue	$178	$3,008	$178	$5,877
Grant revenue	—	207	—	$207
Total revenue	178	3,215	178	6,084
Operating expenses:
Research and development	12,729	18,760	25,705	35,771
General and administrative	4,557	6,958	9,836	13,870
Total operating expenses	17,286	25,718	35,541	49,641
Loss from operations	(17,108)	(22,503)	(35,363)	(43,557)
Other income (expense):
Interest income	340	156	845	172
Other income (expense), net	(2)	111	61	111
Total other income, net	338	267	906	283
Net loss and comprehensive loss	(16,770)	(22,236)	(34,457)	(43,274)
Net loss per share, basic and diluted	$(0.57)	$(0.78)	$(1.17)	$(1.53)
Weighted-average common shares outstanding, basic and diluted	29,491,125	28,367,355	29,491,125	28,256,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
Balances at March 31, 2023	29,491,125	$29	$332,788	$(292,661)	$40,156
Stock-based compensation expense	—	—	1,151	—	1,151
Net loss	—	—	—	(16,770)	(16,770)
Balances at June 30, 2023	29,491,125	$29	$333,939	$(309,431)	$24,537

	COMMON STOCK		ADDITIONAL		TOTAL
	SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY
Balances at March 31, 2022	28,148,125	$28	$321,434	$(216,548)	$104,914
Issuance of common stock under employee stock purchase plan	41,265	—	111	—	111
Issuance of common stock under at-the-market offering, net of issuance costs of $192	958,663	1	3,091		3,092
Stock-based compensation expense	—	—	2,307	—	2,307
Net loss	—	—	—	(22,236)	(22,236)
Balances at June 30, 2022	29,148,053	$29	$326,943	$(238,784)	$88,188

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
Balances at December 31, 2022	29,491,125	$29	$332,093	$(274,974)	$57,148
Stock-based compensation expense	—	—	1,846	—	1,846
Net loss	—	—	—	(34,457)	(34,457)
Balances at June 30, 2023	29,491,125	$29	$333,939	$(309,431)	$24,537

	COMMON STOCK		ADDITIONAL		TOTAL
	SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY
Balances at December 31, 2021	28,133,368	$28	$319,458	$(195,510)	$123,976
Issuance of common stock upon exercise of stock options	14,757	—	29	—	29
Issuance of common stock under employee stock purchase plan	41,265	—	111	—	111
Issuance of common stock under at-the-market offering, net of issuance costs of $192	958,663	1	3,091	—	3,092
Stock-based compensation expense	—	—	4,254	—	4,254
Net loss	—	—	—	(43,274)	(43,274)
Balances at June 30, 2022	29,148,053	$29	$326,943	$(238,784)	$88,188

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(34,457)	$(43,274)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	409	558
Amortization of operating lease right-of-use assets	4,886	4,882
Stock-based compensation expense	1,846	4,254
(Gain) Loss on disposal of equipment	(106)	42
Changes in operating assets and liabilities:
Accounts receivable	—	3,000
Prepaid expenses and other current assets	1,520	(356)
Accounts payable	(948)	(2,278)
Accrued expenses	(4,032)	2,901
Accrued restructuring expenses	(2,833)	—
Deferred revenue	(215)	(5,877)
Operating lease liabilities	(5,112)	(4,762)
Net cash used in operating activities	(39,042)	(40,910)
Cash flows from investing activities:
Purchases of property and equipment	(112)	(308)
Proceeds from disposals of property and equipment	155	34
Net cash provided by (used in) investing activities	43	(274)
Cash flows from financing activities:
Proceeds from issuance of common stock under at-the market offering	—	3,092
Proceeds from issuance of common stock under employee stock purchase plan	—	111
Proceeds from exercise of stock options	—	29
Net cash provided by financing activities	—	3,232
Net (decrease) increase in cash, cash equivalents and restricted cash	(38,999)	(37,952)
Cash, cash equivalents and restricted cash at beginning of period	66,014	145,818
Cash, cash equivalents and restricted cash at end of period	$27,015	$107,866
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued expenses at end of period	$—	$106

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

The Company is subject to a number of risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, the ability to obtain additional financing, protection of proprietary technology, dependence on key personnel, the ability to attract and retain qualified employees, compliance with government regulations, the impact of overall economic conditions, and the clinical and commercial success of its product candidates. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Since inception, the Company has funded its operations primarily with payments received in connection with collaboration agreements, proceeds from equity and debt financing, and most recently, with proceeds from its 2020 initial public offering (“IPO”) and its 2021 follow-on offering (the "Follow-On Offering"), and an Open Market Sales Agreement (the "Sales Agreement"). On November 10, 2021, the Company entered into the Sales Agreement with Jefferies LLC (“Jefferies”) to issue and sell up to $75,000,000 in shares of the Company’s common stock from time to time during the term of the Sales Agreement through an “at-the-market” equity offering program under which Jefferies acts as the Company’s sales agent (the “ATM Facility”). The Company did not sell any shares under the ATM Facility during both the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, the Company sold 958,663 shares of common stock under the ATM Facility for net proceeds of approximately $3.1 million.

Going Concern Assessment

Management has assessed the Company’s ability to continue as a going concern in accordance with the requirements of ASC 205-40, taking into consideration its recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future and the need to raise additional capital to finance future operations. Through June 30, 2023, the Company has funded its operations primarily with proceeds from sales of convertible preferred stock, payments received in connection with collaboration agreements, proceeds from borrowings under a convertible promissory note, which converted into shares of convertible preferred stock, and more recently the proceeds from its IPO, the Follow-On Offering and the ATM Facility. The Company has incurred recurring losses since inception, including a net loss of $34.5 million for the six months ended June 30, 2023. As of June 30, 2023, the Company had an accumulated deficit of $309.4 million. Based on its current cash expenditure forecast, the Company expects that its existing cash and cash equivalents will fund its operations through the end of 2023.

The Company expects to continue to generate operating losses in the foreseeable future. As of August 10, 2023, the issuance date of the interim condensed consolidated financial statements for the three and six months ended June 30, 2023, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these interim condensed consolidated financial statements are issued. The Company will require additional funding through private or public equity financings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. If the Company is unable to obtain funding, the Company will be forced to incur additional restructuring costs, delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, or at all. See Note 13, Subsequent Events.

The Company has announced that it has determined to pursue potential strategic alternatives to support the advancement of its oncology and other programs, including HPV 16 positive tumors, in an effort to allow the Company to partner its clinical and preclinical assets across all disease areas and indications. Potential strategic partnerships may include, but are not limited to, a partnership, acquisition, merger, business combination, or other transaction. There can be no assurance that this process will result in the Company pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms. The Company has not set a timetable for completion of this process and does not intend to comment further unless or until the Board of Directors has approved a definitive course of action, the process is concluded, or it is determined that other disclosure is appropriate.

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

Impact of Macroeconomic Conditions

The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including, for example, severely diminished liquidity and credit availability, rising interest and inflation rates, crises involving banking and financial institutions, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The Company is monitoring the potential impact of general economic conditions on its business and financial statements. To date, the Company has not incurred impairment losses in the carrying values of its assets as a result of general economic conditions and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these interim condensed consolidated financial statements. Unstable market and economic conditions or pandemics may have serious adverse consequences on the Company's business, financial condition and results of operations.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2022 was derived from audited financial statements but does not include all disclosures required by GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 22, 2023. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2023, the consolidated results of operations for the three and six months ended June 30, 2023 and 2022, and the consolidated cash flows for the six months ended June 30, 2023 and 2022 have been made. The Company’s consolidated results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the full year or any other subsequent interim period.

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

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	FAIR VALUE MEASUREMENTS AT JUNE 30, 2023 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents:
Money market funds	$22,233	$—	$—	$22,233
	$22,233	$—	$—	$22,233

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2022 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents:
Money market funds	$62,598	$—	$—	$62,598
	$62,598	$—	$—	$62,598

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no changes to the valuation methods during the six months ended June 30, 2023.The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between levels during the six months ended June 30, 2023.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2023	2022
Machinery and equipment	$6,530	$6,840
Leasehold improvements	579	579
Furniture and fixtures	319	319
	$7,428	$7,738
Less: Accumulated depreciation and amortization	(5,816)	(5,779)
	$1,612	$1,959

Depreciation and amortization expense for the three months ended June 30, 2023 and 2022 was $0.2 million and $0.3 million respectively. Depreciation and amortization expense for the six months ended June 30, 2023 and 2022 was $0.4 million and $0.6 million, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	JUNE 30,	DECEMBER 31,
	2023	2022

Accrued external research, development and manufacturing costs	$3,390	$5,264
Accrued employee compensation and benefits	198	2,578
Other	1,273	1,051
	$4,861	$8,893

6. Stock-Based Compensation

The following table summarizes the Company’s stock option activity since December 31, 2022:

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	INTRINSIC VALUE
			(in years)	(in thousands)
Outstanding at December 31, 2022	5,358,310	$8.09	5.26	$—
Granted	3,156,275	0.71
Forfeited or canceled	(1,015,386)	7.89
Outstanding at June 30, 2023	7,499,199	$5.01	7.15	$—
Vested and expected to vest at June 30, 2023	7,499,199	$5.01	7.15	$—
Options exercisable at June 30, 2023	3,494,528	$7.47	4.75	$—

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options was classified in the consolidated statements of operations as follows (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Research and development expenses	$490	$874	$929	$1,529
General and administrative expenses	661	1,433	917	2,725
	$1,151	$2,307	$1,846	$4,254

As of June 30, 2023, total unrecognized stock-based compensation expense related to unvested stock-based awards was $7.5 million, which is expected to be recognized over a weighted-average period of 2.8 years.

7. Income Taxes

For the three and six months ended June 30, 2023 and 2022, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period, due to its uncertainty of realizing a benefit from those items. Substantially all of the Company’s operating losses since inception have been generated in the United States.

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

As of June 30, 2023 and December 31, 2022, the Company had no outstanding liabilities related to the MIT Agreement. During each of the three and six months ended June 30, 2023 and 2022, the Company recognized less than $0.1 million in research and development expense under the sublicense terms of the MIT Agreement.

Manufacturing Services Agreements

The Company has entered into agreements with contract manufacturing organizations to provide manufacturing services related to its product candidates. As of June 30, 2023, the Company had no non-cancelable payments under these agreements, as amended, other than the amounts included in the current portion of operating lease liabilities on the Company's consolidated balance sheets.

401(k) Plan

The Company sponsors a 401(k) defined contribution benefit plan (the “401(k) Plan”), which covers all employees who meet certain eligibility requirements as defined in the 401(k) Plan and allows participants to defer a portion of their annual compensation on a pre-tax basis. Contributions to the 401(k) Plan may be made at the discretion of management. For each of the six months ended June 30, 2023 and 2022, the Company contributed $0.1 million to the 401(k) Plan.

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

9. Leases

As of June 30, 2023, the Company leases its office and laboratory facilities under a non-cancelable operating lease entered into in December 2018, which included lease incentives, payment escalations and rent holidays. In addition, the Company has an agreement entered into in April 2019 with a contract manufacturing supplier that is considered an embedded lease because the Company has substantially all the economic benefits of the related asset and can direct its use. The Company had not entered into any financing leases or any short-term operating leases as of June 30, 2023 and December 31, 2022.

The components of lease cost were as follows (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Lease cost:
Operating lease cost	$3,391	$3,760	$6,749	$7,520
Variable lease cost	410	414	821	970
	$3,801	$4,174	$7,570	$8,490

10. License and Collaboration Agreements

2018 License and Collaboration Agreement with Roche

In October 2018, the Company entered into a license and collaboration agreement (the “2018 Roche Agreement”) with F. Hoffmann-La Roche Ltd (“Roche Basel”) and Hoffmann-La Roche Inc. (“Roche US”, and together with Roche Basel, “Roche”) to jointly develop certain products based on mononuclear antigen presenting cells (“APCs”), including human papillomavirus (“HPV”), using the SQZ APC platform for the treatment of oncology indications. The Company granted Roche a non-exclusive license to its intellectual property, and Roche granted the Company a non-exclusive license to its and its affiliates’ intellectual property for the purpose of performing research activities. In connection with this agreement, the parties terminated an earlier agreement. The 2018 Roche Agreement has a term that extends until all royalty, profit-share and other payment obligations expire or have been satisfied. Roche has the right to terminate the 2018 Roche Agreement, in whole or on a product-by-product basis, upon a specified amount of notice to the Company. The Company or Roche may terminate the agreement if the other party fails to cure its material breach within a specified period after receiving notice of such breach.

Under the 2018 Roche Agreement, Roche was granted option rights to obtain an exclusive license to develop APC products or products derived from the collaboration programs on a product-by-product basis. These option rights were exercisable upon the achievement of clinical Phase 1 proof of concept and expire, if unexercised, as of a date specified in the agreement. In addition, Roche was granted an option right to obtain an exclusive license to develop a Tumor Cell Lysate (“TCL”) product. This option right is exercisable upon the achievement of clinical proof of concept and expires, if unexercised, as of a date specified in the agreement. For each of the APC products and TCL product, if Roche exercises its option and pays a specified incremental amount ranging from $15.0 million to $50.0 million for APC products and of $100.0 million for the TCL product, Roche would receive worldwide, exclusive commercialization rights for the licensed products, subject to the Company’s alternating option to retain U.S. APC commercialization rights. The Company will retain worldwide commercialization rights to any APC products or the TCL product for which Roche elects not to exercise its applicable option. For the first APC product that Roche exercises its option, Roche will receive worldwide, exclusive commercialization rights for the licensed product. On a product-by-product basis for the APC products, after the first product option is exercised by Roche and for every other product for which Roche exercises its option, the Company will retain an option to obtain the exclusive commercialization rights in the United States. Upon exercise of the TCL option by Roche, (i) the Company will be entitled to receive the aforementioned milestone payment of $100.0 million and (ii) profits from the TCL product will be shared equally by the Company and Roche. In July 2023, Roche determined that it would not exercise its option under the 2018 Roche Agreement, to obtain an exclusive license to develop and commercialize the Company’s candidate targeting HPV 16 positive solid tumors under the Company’s SQZ-APC-HPV program. See Note 13, Subsequent Events.

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

During the three months ended June 30, 2023, as a result of the determination by Roche that it would not exercise its option in relation to the first performance obligation (see Note 13, Subsequent Events), the Company concluded that it would incur no further costs to satisfy its performance obligations under the 2018 Roche Agreement and as a result fully recognized the remaining deferred revenue. The Company recognized $0.2 million and $3.0 million during the three months ended June 30, 2023 and 2022, respectively, under this agreement. The Company recognized $0.2 million and $5.9 million during the six months ended June 30, 2023 and 2022, respectively, under this agreement. As of June 30, 2023, the Company had fully recognized all deferred revenue related to the 2018 Roche Agreement.

11. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(16,770)	$(22,236)	$(34,457)	$(43,274)
Denominator:
Weighted-average common shares outstanding, basic and diluted	29,491,125	28,367,355	29,491,125	28,256,810
Net loss per share attributable to common stockholders, basic and diluted	$(0.57)	$(0.78)	$(1.17)	$(1.53)

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

	JUNE 30,
	2023	2022
Stock options to purchase common stock	7,499,199	6,578,538
	7,499,199	6,578,538

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

The following table summarizes the activity for accrued restructuring costs for the six months ended June 30, 2023 (in thousands):

	Employee Related Costs	Facility Related Costs	Total
Balance as of December 31, 2022	$3,162	$—	$3,162
Expenses incurred	(7)	—	(7)
Payments	(2,758)	(69)	(2,827)
Balance as of June 30, 2023	$397	$(69)	$328

During the six months ended June 30, 2023, the Company recorded a net reduction of $7 thousand of restructuring charges based on a revised estimate of remaining employee related restructuring costs.

The accrued restructuring liability of $0.3 million is payable within the next twelve months and has been included as accrued restructuring costs in current liabilities in the consolidated balance sheet. The remaining accrued restructuring charges are subject to assumptions, and actual amounts may differ. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Restructuring.

13. Subsequent Events

On July 3, 2023, the Company received a written notice from the New York Stock Exchange (“NYSE”) notifying the Company that the NYSE will commence proceedings to delist the Company’s common stock (“Common Stock”) from the NYSE. The NYSE reached this determination pursuant to Section 802.01B of the NYSE’s Listed Company Manual because the Company had fallen below the NYSE’s continued listing standard requiring listed companies to maintain an average global market capitalization of at least $15 million over a consecutive 30-trading day period. The NYSE suspended trading in the Common Stock immediately after market close on July 3, 2023. The Company’s common stock began trading in the over-the-counter markets under the symbol SQZB commencing on July 5, 2023.

On July 25, 2023, the Company announced that Roche determined that it will not exercise its option under the License and Collaboration Agreement, dated October 5, 2018, by and between the Company and Roche, to obtain an exclusive license to develop and commercialize the Company’s candidate targeting HPV 16 positive solid tumors under the Company’s SQZ-APC-HPV program. The Company will regain full clinical development and future commercialization rights for its programs targeting HPV 16 positive tumors. The Company also announced that it intends to explore potential strategic alternatives to support the advancement of its oncology and other programs, including HPV 16 positive tumors, in an effort to allow the Company to partner its clinical and preclinical assets across all disease areas and indications. In July 2023, the Company engaged an investment bank to assist in evaluating strategic alternatives. Potential strategic partnerships may include, but are not limited to, a partnership, acquisition, merger, business combination, or other transaction. There can be no assurance that this process will result in the Company pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms. the Company has not set a timetable for completion of this process and does not intend to comment further unless or until the Board of Directors has approved a definitive course of action, the process is concluded, or it is determined that other disclosure is appropriate.

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

On November 30, 2022, our Board of Directors approved a restructuring plan and strategic prioritization of our clinical portfolio (the Restructuring Plan) to concentrate on the development of our second-generation enhanced Antigen Presenting Cells (eAPC) cell therapy program, focused on HPV16 positive recurrent, locally advanced, or metastatic solid tumors and reduce our workforce by approximately 60 percent. On November 30, 2022, the Board appointed Howard Bernstein, MD, PhD, our director and former Chief Scientific Officer, as Interim Chief Executive Officer.

Additionally, on November 30, 2022, we announced a pause of our Antigen Presenting Cells (APC), Activating Antigen Carrier (AAC) and Tolerizing Antigen Carrier (TAC) programs. This portfolio prioritization was designed to allow us to deliver initial data readouts for the SQZ® eAPC program’s highest-dose monotherapy cohort, which we anticipate in the third quarter of 2023. We will continue to explore partnerships and collaborations for our earlier stage assets and programs, including TAC, as well as our point-of-care manufacturing capabilities.

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

We have continued to build upon the progress of our SQZ® APC platform through the development of the novel SQZ® eAPC platform. Our lead eAPC product candidate leverages the added capabilities and functionality of multiple antigen presentation and immunological signals achieved through multiplexed mRNA delivery to diverse immune cell types. In January 2022, we received allowance to proceed with clinical trials from the U.S. Food and Drug Administration, or FDA, under our Investigational New Drug, or IND, application for SQZ-eAPC-HPV, our lead eAPC candidate engineered with HPV16 antigens and costimulatory signals. We initiated the SQZ-eAPC-HPV trial, the COMMANDER-001 Phase 1/2 study, in patients with HPV16+ advanced solid tumors in the first half of 2022. We expect to announce initial data from highest-dose monotherapy cohort in this trial in the third quarter of 2023.

At the time of the November 2022 strategic realignment announcement, the SQZ-AAC-HPV trial had one patient in the lowest-dose cohort on study. On December 21, 2022, after two treatment cycles, the patient’s CT scan showed reduction of the target lesion—a right hilar lymph node—from 16 millimeters (mm) at baseline to 10mm, or approximately 38% from baseline, which was consistent with a partial response by RECIST 1.1 criteria. A subsequent scan on February 2, 2023, after four treatment cycles, showed further reduction of the target lesion to 8mm, or 50% from baseline, which was consistent with a confirmed partial response / unconfirmed complete response by RECIST 1.1 criteria, as well as an unconfirmed complete response. In March 2023, after seven cycles of SQZ-AAC-HPV, a CT scan confirmed the complete response by RECIST 1.1 criteria. Biomarker analysis on this patient identified an inflamed tumor microenvironment that highly expressed MHC1 cells and an increase in CD8+ cell density was observed. In light of this response in the first patient dosed, we decided to continue to enroll patients in the SQZ-AAC-HPV clinical trial. We subsequently enrolled two additional patients in the low-dose cohort of the SQZ-AAC-HPV trial. Both patients achieved a best overall response of stable disease.

Upon completion of the dose-limiting toxicity period for the lowest-dose cohort and following review and recommendation by the Study Safety Committee, we advanced SQZ-AAC-HPV-101 trial to the highest-dose cohort.

NYSE Delisting

On July 3, 2023, we received a written notice from the New York Stock Exchange (“NYSE”) notifying us that the NYSE commenced proceedings to delist our common stock (“Common Stock”) from the NYSE. The NYSE reached this determination pursuant to Section 802.01B of the NYSE’s Listed Company Manual because the Company had fallen below the NYSE’s continued listing standard requiring listed companies to maintain an average global market capitalization of at least $15 million over a consecutive 30-trading day period.

The NYSE suspended trading in the Common Stock immediately after market close on July 3, 2023. Our Common Stock began trading in the over-the-counter markets, under the symbol SQZB, commencing on July 5, 2023.The over-the-counter markets are significantly more limited than the NYSE, and quotation on the over-the-counter markets may result in a less liquid market available for existing and potential securityholders to trade the Common Stock and could further depress the trading price of the Common Stock. We can provide no assurance that the Common Stock will continue to trade on the over-the-counter markets, whether broker-dealers will continue to provide public quotes of the Common Stock or whether the trading volume of the Common Stock will be sufficient to provide for an efficient trading market. See Part I, Item 1A. “Risk Factors—An active, liquid trading market for our common stock may not be sustained” in the 2022 Form 10-K.

Recent Developments

On July 25, 2023, we announced that F. Hoffmann-La Roche Ltd (“Roche Basel”) and Hoffmann-La Roche Inc. (“Roche US”, and together with Roche Basel, “Roche”) determined that Roche will not exercise its option under the License and Collaboration Agreement, dated October 5, 2018, by and between us and Roche, to obtain an exclusive license to develop and commercialize the Company’s candidate targeting HPV 16 positive solid tumors under our SQZ-APC-HPV program. We will regain full clinical development and future commercialization rights for our programs targeting HPV 16 positive tumors. We also announced that we intend to explore potential strategic alternatives to support the advancement of our oncology programs including HPV 16 positive tumors, in an effort to allow us to partner all our clinical and preclinical assets across all disease areas and indications. Potential strategic partnerships may include, but are not limited to, a partnership, acquisition, merger, business combination, or other transaction. There can be no assurance that this process will result in us pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms. We have not yet set a timetable for completion of this process and do not intend to comment further unless or until the Board of Directors has approved a definitive course of action, the process is concluded, or it is determined that other disclosure is appropriate.

Other Developments

Since our inception, we have focused substantially all of our resources on building our Cell Squeeze technology, establishing and protecting our intellectual property portfolio, conducting research and development activities, developing our manufacturing process and manufacturing product candidate materials, preparing for and initiating clinical trials of our product candidates, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. Through June 30, 2023, we have funded our operations primarily with upfront and milestone payments received under our collaboration agreements with Hoffman La Roche Inc. and F. Hoffman La Roche Ltd. (together, "Roche",) and with proceeds from equity and debt offerings, most recently from our initial public offering, or IPO, follow-on public offering of common stock, or the Follow-on Offering, and our at-the market offering facility with Jefferies LLC ("ATM Facility").

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported a net loss of $34.5 million for the six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $309.4 million. Although we anticipate reduced quarterly expenses in each of the remaining quarters in 2023 as a result of the 2022 Restructuring Plan, we expect to continue to incur significant expenses and increasing operating losses. Absent significant changes to our current operating structure, we expect that although our anticipated quarterly expenses for the remainder of 2023 will be lower compared to the corresponding quarters in 2022, we will continue to incur substantial expenses in connection with our ongoing activities, particularly if and as we:

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

As of August 10, 2023, the issuance date of the interim condensed consolidated financial statements for the three and six months ended June 30, 2023, included elsewhere in this Quarterly Report on Form 10-Q, based on our recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future and the need to raise additional capital to finance future operations, our management has concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that the condensed consolidated financial statements are issued. See “—Liquidity and Capital Resources.”

Impact of Macroeconomic Conditions

The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including, for example, severely diminished liquidity and credit availability, rising interest and inflation rates, crises involving banking and financial institutions, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. We are monitoring the potential impact of general economic conditions on our business and financial statements. To date, we have not incurred impairment losses in the carrying values of our assets as a result of general economic conditions and we are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in these interim condensed consolidated financial statements. Unstable market and economic conditions or pandemics may have serious adverse consequences on our business, financial condition and results of operations.

Components of Our Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to do so for the next several years. All of our revenue to date has been derived from three collaboration agreements with Roche, and, to a lesser extent, from government grants.

If our development efforts for our product candidates are successful and result in regulatory approval, or in license or additional collaboration agreements with third parties, we may generate revenue in the future from product sales, payments from additional collaboration or license agreements that we may enter into with third parties, or any combination thereof. We expect that our revenue for the next several years will be derived primarily from collaborations that we may enter into in the future. We cannot provide assurance as to the timing of future milestone or royalty payments or that we will receive any of these payments at all.

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

Under the 2018 Roche Agreement, Roche was granted option rights to obtain an exclusive license to develop APC products or products derived from the collaboration programs on a product-by-product basis and to develop a Tumor Cell Lysate, or TCL, product. For each of the APC products and TCL product, once Roche exercises its option and pays a specified incremental amount, Roche will receive worldwide, exclusive commercialization rights for the licensed products. In July 2023, Roche determined that it will not exercise its option under the 2018 Roche Agreement, to obtain an exclusive license to develop and commercialize the Company’s candidate targeting HPV 16 positive solid tumors under the Company’s SQZ-APC-HPV program.

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

During the three months ended June 30, 2023, as a result of the determination by Roche that it would not exercise its option in relation to the first performance obligation, we concluded that we would incur no further costs to satisfy our performance obligations and as a result we fully recognized the remaining deferred revenue under this agreement. We recognized $0.2 million and $3.0 million during the three months ended June 30, 2023 and 2022, respectively, under this agreement. As of June 30, 2023, we had fully recognized all deferred revenue related to the 2018 Roche Agreement.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including development of our product candidates and costs incurred under our collaboration arrangements with Roche, which include:

•
employee-related expenses, including salaries, retention incentives, related benefits and stock-based compensation expense for employees engaged in research and development functions;
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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities in the near term and in the future, as we continue clinical development of our product candidates. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. The successful development of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development, including the following:

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including retention incentives and stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting, and audit services. We anticipate that we will continue to incur general and administrative expenses as we manage our headcount to support development of our product candidates. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	THREE MONTHS ENDED JUNE 30,
	2023	2022	CHANGE
	(in thousands)
Revenue:
Collaboration revenue	$178	$3,008	$(2,830)
Grant revenue	—	$207	(207)
Total revenue	178	3,215	(3,037)
Operating expenses:
Research and development	12,729	18,760	(6,031)
General and administrative	4,557	6,958	(2,401)
Total operating expenses	17,286	25,718	(8,432)
Loss from operations	(17,108)	(22,503)	5,395
Other income (expense):
Interest income	340	156	184
Other income (expense), net	(2)	111	(113)
Total other income, net	338	267	71
Net loss	$(16,770)	$(22,236)	$5,466

Revenue

Collaboration revenue decreased by $2.8 million to $0.2 million for the three months ended June 30, 2023, compared to $3.0 million for the three months ended June 30, 2022. The decrease in collaboration revenue was primarily because we had substantially satisfied the majority of the performance obligations related to the 2018 Roche Agreement as of December 31, 2022. Grant revenue decreased by $0.2 million to $0 for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease in grant revenue was because we did not perform any government grant related services during the three months ended June 30, 2023.

Research and Development Expenses

	THREE MONTHS ENDED JUNE 30,
	2023	2022	CHANGE
	(in thousands)
Direct research and development expenses by program:
SQZ-PBMC-HPV	$1,238	$2,315	$(1,077)
SQZ-AAC-HPV	2,566	1,530	1,036
SQZ-eAPC-HPV	4,180	2,723	1,457
Other programs	483	3,855	(3,372)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	2,591	5,908	(3,317)
Facility related	1,313	1,310	3
Laboratory and consumable materials	11	320	(309)
Platform-related external services and other	347	799	(452)
Total research and development expenses	$12,729	$18,760	$(6,031)

Research and development expenses decreased by $6.0 million to $12.7 million for the three months ended June 30, 2023, from $18.8 million for the three months ended June 30, 2022. The net decrease was primarily due to the following:

•
SQZ-PBMC-HPV and other program costs decreased by $1.1 million and $3.4 million, respectively, primarily due to the conclusion of patient enrollment in the SQZ-PBMC-HPV clinical trial and the reprioritization of our clinical portfolio in order to focus on the SQZ-eAPC-HPV and SQZ-AAC-HPV programs.
•
Personnel-related costs decreased by $3.3 million primarily due to a $2.9 million decrease in salary and benefit costs and a $0.4 million decrease in stock-based compensation as a result of the headcount reductions included in the implementation of the Restructuring Plan in the fourth quarter of 2022.

The decreases in facilities, laboratory and consumable materials and platform-related external services and other costs were due to cost reductions as a result of the implementation of the Restructuring Plan.

Partially offsetting the above decreases were:

•
SQZ-AAC-HPV program costs increased by $1.0 million primarily as a result of an increase in allocated manufacturing costs and clinical trial-related costs related to patient enrollment.
•
SQZ-eAPC-HPV program costs increased by $1.5 million due to an increase in clinical trial-related costs related to patient enrollment.

General and Administrative Expenses

	THREE MONTHS ENDED JUNE 30,
	2023	2022	CHANGE
	(in thousands)
Personnel related (including stock-based compensation)	$2,191	$3,626	$(1,435)
Professional, consultant and patent related costs	1,039	1,356	(317)
Facility related and other costs	1,327	1,976	(649)
Total general and administrative expenses	$4,557	$6,958	$(2,401)

General and administrative expenses decreased by $2.4 million during the three months ended June 30, 2023 to $4.6 million, compared to $7.0 million for the three months ended June 30, 2022. The decrease was primarily due to cost and headcount reductions as a result of the implementation of the Restructuring Plan.

Interest Income

Interest income for the three months ended June 30, 2023 and 2022 was $0.3 million and $0.2 million, respectively. The increase in interest income was due to the increase in average interest rates in 2023 despite lower average cash and equivalents available for investment.

Other Income (Expense), Net

Other income (expense), net for the both the three months ended June 30, 2023 and 2022 was not significant.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	FOR THE SIX MONTHS ENDED JUNE 30,
	2023	2022	CHANGE
	(in thousands)
Revenue:
Collaboration revenue	$178	$5,877	$(5,699)
Grant revenue	—	207	(207)
Total revenue	$178	$6,084	$(5,906)
Operating expenses:
Research and development	25,705	35,771	(10,066)
General and administrative	9,836	13,870	(4,034)
Total operating expenses	35,541	49,641	(14,100)
Loss from operations	(35,363)	(43,557)	8,194
Other income (expense):
Interest income	845	172	673
Other income (expense), net	61	111	(50)
Total other income, net	906	283	623
Net loss	$(34,457)	$(43,274)	$8,817

Revenue

Collaboration revenue decreased by $5.7 million to $0.2 million for the six months ended June 30, 2023, compared to $5.9 million for the six months ended June 30, 2022 The decrease in revenue was primarily because we had substantially satisfied the majority of the performance obligations related to the 2018 Roche Agreement as of December 31, 2022. Grant revenue decreased by $0.2 million to $0 for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease in grant revenue was because we did not perform any government grant related services during the six months ended June 30, 2023.

Research and Development Expenses

	FOR THE SIX MONTHS ENDED JUNE 30,
	2023	2022	CHANGE
	(in thousands)
Direct research and development expenses by program:
SQZ-PBMC-HPV	$1,911	$4,218	$(2,307)
SQZ-AAC-HPV	5,046	2,887	2,159
SQZ-eAPC-HPV	8,232	6,055	2,177
Other programs	1,373	6,345	(4,972)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	5,816	11,268	(5,452)
Facility related	2,297	2,721	(424)
Laboratory and consumable materials	35	646	(611)
Platform-related external services and other	995	1,631	(636)
Total research and development expenses	$25,705	$35,771	$(10,066)

Research and development expenses decreased by $10.1 million to $25.7 million for six months ended June 30, 2023, from $35.8 million for the six months ended June 30, 2022. The net decrease was primarily due to the following:

•
SQZ-PBMC-HPV and other program costs decreased by $2.3 million and $5.0 million, respectively, primarily due to the conclusion of patient enrollment in the SQZ-PBMC-HPV clinical trial and the reprioritization of our clinical portfolio in order to focus on the SQZ-eAPC-HPV and SQZ-AAC-HPV programs.
•
Personnel-related costs decreased by $5.5 million primarily due to a $4.9 million decrease in salary and benefit costs and a $0.6 million decrease in stock-based compensation as a result of the headcount reductions included in the implementation of the Restructuring Plan in the fourth quarter of 2022.

The decreases in facilities, laboratory and consumable materials and platform-related external services and other costs were due to cost reductions as a result of the implementation of the Restructuring Plan.

Partially offsetting the above decreases were:

•
SQZ-AAC-HPV program costs increased by $2.2 million primarily as a result of an increase in allocated manufacturing costs and clinical trial-related costs related to patient enrollment.
•
SQZ-eAPC-HPV program costs increased by $2.2.million due to an increase in clinical trial-related costs related to patient enrollment.

General and Administrative Expenses

	FOR THE SIX MONTHS ENDED JUNE 30,
	2023	2022	CHANGE
	(in thousands)
Personnel related (including stock-based compensation)	$4,817	$7,108	$(2,291)
Professional, consultant and patent related costs	2,190	3,102	(912)
Facility related and other costs	2,829	3,660	(831)
Total general and administrative expenses	$9,836	$13,870	$(4,034)

General and administrative expenses decreased by $4.1 million during the six months ended June 30, 2023 to $9.8 million, compared to $13.9 million for the six months ended June 30, 2022. The decrease was primarily due to cost and headcount reductions as a result of the implementation of the Restructuring Plan.

Interest Income

Interest income for the six months ended June 30, 2023 and 2022 was $0.8 million and $0.2 million, respectively. The increase in interest income was due to the increase in average interest rates in 2023 despite lower average cash and equivalents available for investment.

Other Income (Expense), Net

Other income (expense), net for both the six months ended June 30, 2023 and 2022 was not significant.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for the next several years, if at all. Through June 30, 2023, we have funded our operations primarily with payments received in connection with collaboration agreements, proceeds from equity and debt financing, most recently, with proceeds from our IPO, Follow-On Offering and our at-the market offering facility with Jefferies LLC ("ATM Facility"). As of June 30, 2023, we had cash and cash equivalents of $24.7 million. We maintain the majority of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	SIX MONTHS ENDED JUNE 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(39,042)	$(40,910)
Net cash provided by (used in) investing activities	43	(274)
Net cash provided by financing activities	—	3,232
Net decrease in cash, cash equivalents and restricted cash	$(38,999)	$(37,952)

Operating Activities

During the six months ended June 30, 2023, operating activities used $39.0 million of cash, primarily resulting from our net loss of $34.5 million and changes in our operating assets and liabilities of $11.6 million, partially offset by net non-cash charges of $7.0 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2023 consisted of a $5.1 million decrease in operating lease liabilities, a $1.5 million decrease in prepaid expenses and other current assets, a $4.0 million decrease in accrued expenses, including the payment of approximately $2.8 million of restructuring costs.

During the six months ended June 30, 2022, operating activities used $40.9 million of cash, primarily resulting from our net loss of $43.3 million and changes in our operating assets and liabilities of $7.4 million, partially offset by net non-cash charges of $9.7 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2022 consisted primarily of a $5.9 million decrease in deferred revenue, a $4.8 million decrease in operating lease liabilities, a $0.4 million increase in prepaid expenses and other current assets, a $2.9 million increase in accrued expenses, all of which were partially offset by a $3.0 million decrease in accounts receivable. The decrease in deferred revenue during the six months ended June 30, 2022, was due to the revenue we recognized in that same period under the 2018 Roche Agreement.

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

Investing Activities

During the six months ended June 30, 2023, net cash provided by investing activities was $43 thousand consisting of proceeds from disposal of equipment, offset by purchases of property and equipment. During the six months ended June 30, 2022, net cash used by investing activities was $0.3 million consisting of purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities was $0.

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

As of June 30, 2023, we had an accumulated deficit of $309.4 million. During the six months ended June 30, 2023, we recorded a net loss of $34.5 million. In addition, during the six months ended June 30, 2023 we used $39.0 million in operating and investing activities resulting in a cash and cash equivalents balance of $24.7 million as of June 30, 2023. We expect that our operating losses and negative cash flows will continue for the foreseeable future. Based on our currently forecasted operating plan, which reflects reduced quarterly spending for the remainder of 2023 as compared to the corresponding quarters in 2022, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through the end of 2023. Therefore, based on our recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future and the need to raise additional capital to finance future operations, as of August 10, 2023, the issuance date of the interim condensed consolidated financial statements for the three and six months ended June 30, 2023, included elsewhere in this Quarterly Report on Form 10-Q, management has concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that the condensed consolidated financial statements are issued. We are developing plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or debt financings, and/or potentially new collaborations, business transactions and reducing cash expenditures. If we are not able to secure adequate additional funding, we plan to make significant reductions in spending. In that event, we may have to delay, scale back, or eliminate some or all of our research and development programs and technology platform activities which could adversely affect our business prospects, or we may be unable to continue operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2023, we had cash and cash equivalents of $24.7 million, which consisted of cash and money market funds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these balances, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. In addition to the other information in this Quarterly Report on Form 10-Q, including our interim condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Results of Operations and Financial Condition”, you should carefully consider the factors described in the section titled “Risk Factors” in our 2022 Form 10-K. There have been no material changes to our risk factors as previously disclosed in our 2022 Form 10-K, except for as set forth below.

An active, liquid trading market for our common stock may not be sustained.

On July 3, 2023, we received a written notice from the NYSE notifying us that the NYSE commenced proceedings to delist our common stock from the NYSE. The NYSE reached this determination pursuant to Section 802.01B of the NYSE’s Listed Company Manual because the Company had fallen below the NYSE’s continued listing standard requiring listed companies to maintain an average global market capitalization of at least $15 million over a consecutive 30-trading day period.

The NYSE suspended trading in our common stock immediately after market close on July 3, 2023. On July 5, 2023, our common stock began trading in the over-the-counter markets, under the symbol SQZB. The over-the-counter markets are significantly more limited than the NYSE, and quotation on the over-the-counter markets may result in a less liquid market available for existing and potential securityholders to trade our common stock and has depressed and could further depress the trading price of our common stock. We can provide no assurance that our common stock will continue to trade on the over-the-counter markets, whether broker-dealers will continue to provide public quotes of our common stock or whether the trading volume of our common stock will be sufficient to provide for an efficient trading market.

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

Termination of the Roche Agreement, in whole or in part, could cause significant delays in any development and commercialization efforts we undertake for our SQZ APC platform in oncology. If the Roche Agreement is terminated, we would need to expand our internal capabilities or enter into another collaboration agreement to compensate for the loss in funding and clinical development support from Roche. Any suitable alternative agreement may take considerable time to negotiate and may also be on less favorable terms to us. Whether or not we identify another suitable collaborator, we would need to seek additional financing to continue development in oncology, or we may be forced to discontinue development of our product candidates in oncology either of which could have a material adverse effect on our business.

In addition, under the Roche Agreement, we also agreed to use commercially reasonable efforts to mutually select additional antigens other than the HPV targeted SQZ-PBMC-HPV to develop collaboratively. With respect to each mutually selected antigen, we granted Roche an option, exercisable after we supply Roche with a clinical proof of concept for a product containing the antigen, to obtain an exclusive license of our intellectual property to exploit the product worldwide for the treatment of oncologic indications using our SQZ APC platform and a microfluidic chip. Roche granted us an option, exercisable with respect to every alternating mutually selected antigen product for which Roche exercises its own option, beginning with the second, to obtain an exclusive license of Roche’s intellectual property to exploit the antigen product in the United States. There can be no assurance that we will mutually agree to select additional antigens or that Roche would exercise any options they may have.

In July 2023, Roche determined that it will not exercise its option under the Roche Agreement to obtain an exclusive license to develop and commercialize the Company’s candidate targeting HPV 16 positive solid tumors under our SQZ-APC-HPV program. We will regain full clinical development and future commercialization rights for our programs targeting HPV 16 positive tumors. In connection with this determination, we intend to explore potential strategic alternatives to support the advancement of our oncology programs including HPV 16 positive tumors, in an effort to allow us to partner all our clinical and preclinical assets across all disease areas and indications. Potential strategic partnerships may include, but are not limited to, a partnership, acquisition, merger, business combination, or other transaction. There can be no assurance that this process will result in us pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms or at all.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) None.

(c) Not applicable

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

SQZ Biotechnologies Company

Date: August 10, 2023	By:	/s/ Howard Bernstein, MD, Ph.D.
Howard Bernstein, MD, Ph.D.
Interim Chief Executive Officer
(principal executive officer)

Date: August 10, 2023	By:	/s/ Richard Capasso
Richard Capasso
Chief Accounting Officer
(principal financial officer)