Form 10-Q
period 2023-09-30
SQZ Biotechnologies Co
filed 2023-11-08
CIK 1604477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, the registrant had 29,491,125 shares of common stock, $0.001 par value per share, outstanding.

SQZ BIOTECHNOLOGIES COMPANY

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our plans to develop, manufacture and commercialize our product candidates, our plans to cease remaining research and clinical activities, our plans to pursue a strategic transaction to raise additional capital, the anticipated impact of overall economic conditions on our business and operations, including manufacturing, research and development, clinical trials and employees, our cash needs and availability, the sufficiency of our cash and cash equivalents and our ability to raise additional capital to fund our operations, the impact of our delisting from the New York Stock Exchange (the “NYSE”), the timing of, our execution of, and the expected benefits from our restructuring initiatives and cost-saving measures, our plans to mitigate the risk that we are unable to continue as a going concern, and the plans and objectives of management for future operations, are forward-looking statements.

The forward-looking statements in this Quarterly Report are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, risks and uncertainties related to our ability to continue as a going concern; risks related to the delisting of our common stock from the NYSE; our limited operating history; our significant losses incurred since inception and expectation to incur significant additional losses for the foreseeable future; the development of our initial product candidates, upon which our business is highly dependent; the impact of overall economic conditions on our operations and clinical activities; our need for additional funding and our cash runway; restructuring activities; the lengthy, expensive, and uncertain process of clinical drug development, including uncertain outcomes of clinical trials and potential delays in regulatory approval; our ability to maintain our relationships with our third party vendors and strategic collaborators; protection of our proprietary technology, intellectual property portfolio and the confidentiality of our trade secrets; our ability to identify and execute one or more strategic alternative transactions; risks associated with a potential bankruptcy or dissolution; general economic conditions and other important factors discussed under the caption "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, this Quarterly Report on Form 10-Q and our other filings with the U.S. Securities and Exchange Commission.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$10,193	$63,709
Prepaid expenses and other current assets	1,894	4,495
Total current assets	12,087	68,204
Property and equipment, net	978	1,959
Restricted cash	2,305	2,305
Operating lease right-of-use assets	14,418	27,432
Total assets	$29,788	$99,900
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,913	$2,511
Accrued expenses	4,352	8,893
Accrued restructuring expenses	170	3,162
Deferred revenue	—	715
Current portion of operating lease liabilities	2,397	6,562
Total current liabilities	8,832	21,843
Operating lease liabilities, net of current portion	19,075	20,909
Total liabilities	27,907	42,752
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2023 and December 31, 2022; No shares issued or outstanding.	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2023 and December 31, 2022; 29,491,125 shares issued and outstanding at September 30, 2023 and December 31, 2022.	29	29
Additional paid-in capital	334,922	332,093
Accumulated deficit	(333,070)	(274,974)
Total stockholders’ equity	1,881	57,148
Total liabilities and stockholders’ equity	$29,788	$99,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
Revenue:
Collaboration revenue	$—	$3,130	$178	$9,011
Grant revenue	—	322	—	$524
Total revenue	—	3,452	178	9,535
Operating expenses:
Research and development	10,504	19,631	36,209	55,401
General and administrative	5,614	6,919	15,566	20,789
Restructuring charges	7,683	—	7,567	—
Total operating expenses	23,801	26,550	59,342	76,190
Loss from operations	(23,801)	(23,098)	(59,164)	(66,655)
Other income (expense):
Interest income	164	436	1,009	608
Other income (expense), net	(2)	19	59	130
Total other income, net	162	455	1,068	738
Net loss and comprehensive loss	(23,639)	(22,643)	(58,096)	(65,917)
Net loss per share, basic and diluted	$(0.80)	$(0.77)	$(1.97)	$(2.30)
Weighted-average common shares outstanding, basic and diluted	29,491,125	29,284,151	29,491,125	28,603,020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
Balances at June 30, 2023	29,491,125	$29	$333,939	$(309,431)	$24,537
Stock-based compensation expense	—	—	983	—	983
Net loss	—	—	—	(23,639)	(23,639)
Balances at September 30, 2023	29,491,125	$29	$334,922	$(333,070)	$1,881

	COMMON STOCK		ADDITIONAL		TOTAL
	SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY
Balances at June 30, 2022	29,148,053	$29	$326,943	$(238,784)	$88,188
Issuance of common stock under at-the-market offering, net of issuance costs of $3	202,105	—	653		653
Stock-based compensation expense	—	—	2,376	—	2,376
Net loss	—	—	—	(22,643)	(22,643)
Balances at September 30, 2022	29,350,158	$29	$329,972	$(261,427)	$68,574

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
Balances at December 31, 2022	29,491,125	$29	$332,093	$(274,974)	$57,148
Stock-based compensation expense	—	—	2,829	—	2,829
Net loss	—	—	—	(58,096)	(58,096)
Balances at September 30, 2023	29,491,125	$29	$334,922	$(333,070)	$1,881

	COMMON STOCK		ADDITIONAL		TOTAL
	SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY
Balances at December 31, 2021	28,133,368	$28	$319,458	$(195,510)	$123,976
Issuance of common stock upon exercise of stock options	14,757	—	29	—	29
Issuance of common stock under employee stock purchase plan	41,265	—	111	—	111
Issuance of common stock under at-the-market offering, net of issuance costs of $195	1,160,768	1	3,744	—	3,745
Stock-based compensation expense	—	—	6,630	—	6,630
Net loss	—	—	—	(65,917)	(65,917)
Balances at September 30, 2022	29,350,158	$29	$329,972	$(261,427)	$68,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(58,096)	$(65,917)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	1,035	833
Amortization of operating lease right-of-use assets	7,024	7,458
Impairment of right-of-use asset	5,991	—
Stock-based compensation expense	2,829	6,630
(Gain) Loss on disposal of equipment	(113)	43
Changes in operating assets and liabilities:
Accounts receivable	—	3,000
Prepaid expenses and other current assets	2,601	1,024
Accounts payable	(598)	(624)
Accrued expenses	(4,541)	1,013
Accrued restructuring expenses	(2,992)	—
Deferred revenue	(715)	(9,007)
Operating lease liabilities	(5,999)	(7,242)
Net cash used in operating activities	(53,574)	(62,789)
Cash flows from investing activities:
Purchases of property and equipment	(112)	(421)
Proceeds from disposals of property and equipment	170	34
Net cash provided by (used in) investing activities	58	(387)
Cash flows from financing activities:
Proceeds from issuance of common stock under at-the market offering	—	3,762
Proceeds from issuance of common stock under employee stock purchase plan	—	111
Proceeds from exercise of stock options	—	29
Net cash provided by financing activities	—	3,902
Net decrease in cash, cash equivalents and restricted cash	(53,516)	(59,274)
Cash, cash equivalents and restricted cash at beginning of period	66,014	145,818
Cash, cash equivalents and restricted cash at end of period	$12,498	$86,544

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SQZ BIOTECHNOLOGIES COMPANY

Notes to Unaudited Condensed Consolidated Financial Statements

1. Nature of the Business and Basis of Presentation

SQZ Biotechnologies Company (the “Company”) is a clinical-stage biotechnology company developing cell therapies for patients with cancer and other serious medical conditions. The Company uses its proprietary technology, Cell Squeeze, to physically squeeze cells through a microfluidic chip, temporarily opening the cell membrane and enabling biologic material of interest, or cargo, to diffuse into the cell. The Company is using Cell Squeeze technology to create multiple cell therapy platforms focused on directing specific immune responses. As part of the 2023 Restructuring Plan (see Note 12 for further discussion), the Company determined to cease research and clinical activities in the fourth quarter of 2023. The Company was incorporated in March 2013 under the laws of the State of Delaware.

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

Since inception, the Company has funded its operations primarily with payments received in connection with collaboration agreements, proceeds from equity and debt financing, and most recently, with proceeds from its 2020 initial public offering (“IPO”) and its 2021 follow-on offering (the "Follow-On Offering"), and an Open Market Sales Agreement (the "Sales Agreement"). On November 10, 2021, the Company entered into the Sales Agreement with Jefferies LLC (“Jefferies”) to issue and sell up to $75,000,000 in shares of the Company’s common stock from time to time during the term of the Sales Agreement through an “at-the-market” equity offering program under which Jefferies acts as the Company’s sales agent (the “ATM Facility”). The Company did not sell any shares under the ATM Facility during both the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2022, the Company sold 1,160,768 shares of common stock under the ATM Facility for net proceeds of approximately $3.7 million.

Going Concern Assessment

Management has assessed the Company’s ability to continue as a going concern in accordance with the requirements of ASC 205-40, taking into consideration its recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future and the need to raise additional capital to finance future operations. Through September 30, 2023, the Company has funded its operations primarily with proceeds from sales of convertible preferred stock, payments received in connection with collaboration agreements, proceeds from borrowings under a convertible promissory note, which converted into shares of convertible preferred stock, and more recently the proceeds from its IPO, the Follow-On Offering and the ATM Facility. The Company has incurred recurring losses since inception, including a net loss of $58.1 million for the nine months ended September 30, 2023. As of September 30, 2023, the Company had an accumulated deficit of $333.1 million. Based on its current cash expenditure forecast, the Company expects that its existing cash and cash equivalents will fund its operations into the first quarter of 2024.

The Company expects to continue to generate operating losses in the foreseeable future. As of November 8, 2023, the issuance date of the interim condensed consolidated financial statements for the three and nine months ended September 30, 2023, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these interim condensed consolidated financial statements are issued. The Company will require additional funding through private or public equity financings, debt financings, collaborations, strategic transactions or licensing arrangements to remain in operation. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other strategic transactions. The terms of any financing may adversely affect the holdings or the rights of the Company's stockholders. The future viability of the Company is dependent on its ability to raise additional capital to finance its operations. If the Company is unable to obtain funding, the Company will be forced and has already begun to incur additional restructuring costs, or the Company may be unable to continue operations. Although management continues to pursue capital raising activities or strategic transactions there is no assurance that the Company will be successful in obtaining sufficient funding or strategic transactions on terms acceptable to the Company to fund continuing operations, or at all.

The Company has announced that it has determined to pursue potential strategic alternatives to support the advancement of its oncology and other programs, including HPV 16 positive tumors, in an effort to allow the Company to partner its clinical and preclinical assets across all disease areas and indications. Potential strategic partnerships may include, but are not limited to, a partnership, acquisition, merger, business combination, or other transaction. There can be no assurance that this process will result in the Company pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms. The Company has not set a timetable for completion of this process and does not intend to comment further unless or until the Board of Directors has approved a definitive course of action, the process is concluded, or it is determined that other disclosure is appropriate. Should a strategic alternative be implemented, the Company anticipates using available net proceeds to discharge its liabilities and outstanding obligations, distribute the remainder, if any, to stockholders and wind down its operations. Should the Company be unable to identify and implement a meaningful strategic alternative in a timely manner, the Company’s Board of Directors is likely to consider bankruptcy or other dissolution proceedings. In connection with the 2023 Restructuring Plan (see Note 12), the Company determined to continue to dose existing patients in its clinical programs through November 2023 and to discontinue enrollment of new patients in its clinical trials and cease remaining research activities.

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

Impact of Macroeconomic Conditions

The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including, for example, severely diminished liquidity and credit availability, rising interest and inflation rates, crises involving banking and financial institutions, declines in consumer confidence, declines in economic growth, increases in unemployment rates, uncertainty about economic stability and uncertainty created by geopolitical conflict, war and terrorism. The Company is monitoring the potential impact of general economic conditions on its business and financial statements.

On September 29, 2023, the Board of Directors of the Company approved a reduction in the Company’s workforce by approximately 80% (see Note 12). The decision was based on cost-reduction initiatives intended to reduce the Company’s ongoing operating expenses while it pursues strategic alternatives. In addition the Company completed an evaluation of the impact of the reduction in the workforce on the carrying value of its long-lived assets, including the headquarters facility operating lease asset. This process includes evaluating the estimated remaining lives, significant changes in the use, and potential impairment charges related to its long-lived assets. Based on its evaluation,using market participant assumptions to determine the fair value of the operating lease asset, the Company determined that the facility operating lease asset was impaired and recorded a $6.5 million charge as of September 30, 2023.

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

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The accompanying condensed consolidated balance sheet as of December 31, 2022 was derived from audited financial statements but does not include all disclosures required by GAAP. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 22, 2023. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2023, the consolidated results of operations for the three and nine months ended September 30, 2023 and 2022, and the consolidated cash flows for the nine months ended September 30, 2023 and 2022 have been made. The Company’s consolidated results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for the full year or any other subsequent interim period.

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

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	FAIR VALUE MEASUREMENTS AT SEPTEMBER 30, 2023 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents:
Money market funds	$4,360	$—	$—	$4,360
	$4,360	$—	$—	$4,360

	FAIR VALUE MEASUREMENTS AT DECEMBER 31, 2022 USING:
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents:
Money market funds	$62,598	$—	$—	$62,598
	$62,598	$—	$—	$62,598

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. There were no changes to the valuation methods during the nine months ended September 30, 2023.The Company evaluates transfers between levels at the end of each reporting period. There were no transfers between levels during the nine months ended September 30, 2023.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2023	2022
Machinery and equipment	$6,467	$6,840
Leasehold improvements	579	579
Furniture and fixtures	319	319
	$7,365	$7,738
Less: Accumulated depreciation and amortization	(6,387)	(5,779)
	$978	$1,959

Depreciation and amortization expense for the three months ended September 30, 2023 and 2022 was $0.1 million and $0.3 million respectively. Depreciation and amortization expense for the nine months ended September 30, 2023 and 2022 was $0.5 million and $0.8 million, respectively. In addition to the depreciation and amortization expense recorded during the nine months ended September 30, 2023, the Company recorded restructuring charges of $0.5 million (see Note 12).

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2023	2022

Accrued external research, development and manufacturing costs	$3,432	$5,264
Accrued employee compensation and benefits	68	2,578
Other	852	1,051
	$4,352	$8,893

6. Stock-Based Compensation

The following table summarizes the Company’s stock option activity since December 31, 2022:

	NUMBER OF SHARES	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM	INTRINSIC VALUE
			(in years)	(in thousands)
Outstanding at December 31, 2022	5,358,310	$8.09	5.26	$—
Granted	3,156,275	0.71
Forfeited or canceled	(1,103,948)	7.62
Outstanding at September 30, 2023	7,410,637	$5.02	5.13	$—
Vested and expected to vest at September 30, 2023	7,410,637	$5.02	5.13	$—
Options exercisable at September 30, 2023	3,642,551	$7.52	3.28	$—

Stock-Based Compensation Expense

Stock-based compensation expense related to stock options was classified in the consolidated statements of operations as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
Research and development expenses	$294	$1,034	$1,223	$2,563
General and administrative expenses	689	1,342	1,606	4,067
	$983	$2,376	$2,829	$6,630

As of September 30, 2023, total unrecognized stock-based compensation expense related to unvested stock-based awards was $7.5 million, which is expected to be recognized over a weighted-average period of 2.6 years.

7. Income Taxes

For the three and nine months ended September 30, 2023 and 2022, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period, due to its uncertainty of realizing a benefit from those items. Substantially all of the Company’s operating losses since inception have been generated in the United States.

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

As of September 30, 2023 and December 31, 2022, the Company had no outstanding liabilities related to the MIT Agreement. During each of the three and nine months ended September 30, 2023 and 2022, the Company recognized less than $0.1 million in research and development expense under the sublicense terms of the MIT Agreement.

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

9. Leases

As of September 30, 2023, the Company leases its office and laboratory facilities under a non-cancelable operating lease entered into in December 2018, which included lease incentives, payment escalations and rent holidays. The Company had not entered into any financing leases or any short-term operating leases as of September 30, 2023 and December 31, 2022.

The components of lease cost were as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
Lease cost:
Operating lease cost	$2,641	$3,347	$9,390	$10,867
Variable lease cost	298	454	1,118	1,424
	$2,939	$3,801	$10,508	$12,291

Based on an evaluation, using market participant assumptions to determine the fair value of the operating lease asset, of the remaining useful life of its office and laboratory facilities (see Note 12), the Company determined that the facility operating lease asset was impaired and recorded a $6.5 million charge as of September 30, 2023.

10. License and Collaboration Agreements

2018 License and Collaboration Agreement with Roche

In October 2018, the Company entered into a license and collaboration agreement (the “2018 Roche Agreement”) with F. Hoffmann-La Roche Ltd (“Roche Basel”) and Hoffmann-La Roche Inc. (“Roche US”, and together with Roche Basel, “Roche”) to jointly develop certain products based on mononuclear antigen presenting cells (“APCs”), including human papillomavirus (“HPV”), using the SQZ APC platform for the treatment of oncology indications. The Company granted Roche a non-exclusive license to its intellectual property, and Roche granted the Company a non-exclusive license to its and its affiliates’ intellectual property for the purpose of performing research activities. In connection with this agreement, the parties terminated an earlier agreement. The 2018 Roche Agreement had a term that extended until all royalty, profit-share and other payment obligations expired or had been satisfied. Roche had the right to terminate the 2018 Roche Agreement, in whole or on a product-by-product basis, upon a specified amount of notice to the Company. The Company or Roche could terminate the agreement if the other party fails to cure its material breach within a specified period after receiving notice of such breach. Under the 2018 Roche Agreement, Roche was granted option rights to obtain an exclusive license to develop APC products or products derived from the collaboration programs on a product-by-product basis and to develop a Tumor Cell Lysate (“TCL”) product. For each of the APC products and TCL product, if Roche exercised its option and paid a specified incremental amount, Roche would have received worldwide, exclusive commercialization rights for the licensed products.

On July 25, 2023, the Company announced that Roche determined that it would not exercise its option under the 2018 Roche Agreement to obtain an exclusive license to develop and commercialize the Company’s candidate targeting HPV 16 positive solid tumors under the Company’s SQZ-APC-HPV program. On September 13, 2023, the Company and Roche agreed to terminate the 2018 Roche Agreement, effective immediately. No early termination penalty was incurred by either party. On the effective date, the Company regained full clinical development and future commercialization rights for all its oncology programs, including HPV 16 positive tumors.

During the nine months ended September 30, 2023, as a result of the determination by Roche that it would not exercise its option in relation to the first performance obligation the Company concluded that it would incur no further costs to satisfy its performance obligations under the 2018 Roche Agreement and as a result fully recognized the remaining deferred revenue. The Company recognized no revenue and $3.5 million during the three months ended September 30, 2023 and 2022, respectively, under this agreement. The Company recognized $0.2 million and $9.5 million during the nine months ended September 30, 2023 and 2022, respectively, under this agreement. As of September 30, 2023, the Company had fully recognized all deferred revenue related to the 2018 Roche Agreement.

11. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(23,639)	$(22,643)	$(58,096)	$(65,917)
Denominator:
Weighted-average common shares outstanding, basic and diluted	29,491,125	29,284,151	29,491,125	28,603,020
Net loss per share attributable to common stockholders, basic and diluted	$(0.80)	$(0.77)	$(1.97)	$(2.30)

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

	SEPTEMBER 30,
	2023	2022
Stock options to purchase common stock	7,410,637	6,606,500
	7,410,637	6,606,500

12. Restructuring

On November 30, 2022, the Company’s Board of Directors approved a restructuring plan and strategic prioritization (the “2022 Restructuring Plan”) of its clinical portfolio to concentrate on the development of its second-generation enhanced Antigen Presenting Cells (eAPC) cell therapy program. In connection with the 2022 Restructuring, the Company reprioritized its clinical and development programs, determined to terminate operations in its Hong Kong and China subsidiaries and the Board of Directors approved a workforce reduction of approximately 60%, including research and development and general and administrative support functions in the United States and China. In the first quarter of 2023, the Company decided to continue to enroll patients in its SQZ-AAC-HPV (AAC) clinical trial.

On September 29, 2023, the Company’s Board of Directors approved an additional workforce reduction of approximately 80% of the remaining employees (the “2023 Restructuring Plan”) and ceased substantially all research and development activities to reduce the Company’s ongoing operating expenses while it pursues strategic alternatives which may include a sale of the Company or some or all of its assets by the end of 2023. In connection with the 2023 Restructuring Plan, the Company determined to continue to dose existing patients in its clinical programs through November 2023 and to discontinue enrollment of new patients in its clinical trials.

Also in connection with 2023 Restructuring Plan, each of Howard Bernstein, Ph.D., Interim Chief Executive Officer of the Company, Richard Capasso, Chief Accounting Officer of the Company, Marshelle Smith Warren, M.D., Chief Medical Officer of the Company, and Lawrence Knopf, General Counsel of the Company (collectively, the “Executive Officers”) each entered into transition agreements amending the terms of each of their employment agreements with the Company. The transition agreements provide for an agreed employment termination date for the Executive Officers of November 15, 2023, subject to certain early termination events, and a reduction in their current annual base salaries and expected working time commitments. Following their respective employment termination dates, the Executive Officers are expected to enter into consulting agreements with the Company under which they will perform consulting services on an as-needed basis in return for hourly consulting fees.

The following table summarizes the activity for accrued restructuring costs for the nine months ended September 30, 2023 (in thousands):

	Employee Related Costs	Facility Related Costs	Total
Balance as of December 31, 2022	$3,162	$—	$3,162
Expenses incurred	1,071	6,496	7,567
Payments	(2,897)	(69)	(2,966)
Non-cash charges	(1,097)	(6,496)	(7,593)
Balance as of September 30, 2023	$239	$(69)	$170

During the nine months ended September 30, 2023, the Company recorded $7.6 million of restructuring charges. Employee-related costs of $1.1 million were related to the elimination of the requirement for affected employees to provide continued service to retain certain retention payments received in 2023 which were subject to claw back in the event of voluntary termination prior to December 31, 2023, and salary and one-time termination benefits to the affected employees, including healthcare benefits to be paid in the fourth quarter of 2023.

The Company completed an evaluation of the impact of the 2023 Restructuring on the carrying value of its long-lived assets, including the headquarters facility operating lease asset. This process includes evaluating the estimated remaining lives, significant changes in the use, and potential impairment charges related to its long-lived assets. The Company used market participant assumptions to determine the fair value of the operating lease asset. Based on its evaluation, the Company determined that the facility operating lease asset was impaired and recorded a $6.5 million charge as of September 30, 2023, to reflect the estimated remaining life and reduced anticipated use of the facility. The remaining $0.5 million in facility-related charges represent accelerated depreciation on office and laboratory equipment that is no longer in use or recoverable and will be disposed of.

The accrued restructuring liability of $0.2 million is payable within the next twelve months and has been included as accrued restructuring costs in current liabilities in the consolidated balance sheet. The remaining accrued restructuring charges are subject to assumptions, and actual amounts may differ. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with restructuring activities.

13. Subsequent Event

On November 6, 2023, as a result of the impact of the 2023 Restructuring including the reduction in force and anticipated cessation of remaining research and clinical activities in the fourth quarter of 2023, the Company executed an agreement with the landlord of the Company’s headquarters facility. In exchange for a commitment for the Company to vacate the facility by mid-November, payment of one-quarter of the November 2023 Base Rent, as defined, and certain common area maintenance and utility fees, release of a $2.3 million letter of credit securing the Company’s performance under the lease and a lump sum payment of $1.0 million, by a certain date, following the closing of a strategic transaction, the landlord has agreed to discharge the lease and release the Company from any remaining payment obligations under the lease. In the event the lump sum is not paid when due, outstanding obligations under the lease will remain in full force.

Upon vacating the headquarters facility in mid-November, the Company will record an impairment charge of approximately $14.4 million, the remaining carrying value of the facility lease right of use asset.

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

On July 25, 2023, we announced that F. Hoffmann-La Roche Ltd (“Roche Basel”) and Hoffmann-La Roche Inc. (“Roche US”, and together with Roche Basel, “Roche”) determined that Roche will not exercise its option under the License and Collaboration Agreement, dated October 5, 2018, by and between us and Roche, to obtain an exclusive license to develop and commercialize the Company’s candidate targeting HPV 16 positive solid tumors under our SQZ-APC-HPV program. On September 13, 2023, we and Roche agreed to terminate the 2018 Roche Agreement, effective immediately. No early termination penalty was incurred by either party. As of September 13, 2023, we regained full clinical development and future commercialization rights for our programs targeting HPV 16 positive tumors. We also announced that we intend to explore potential strategic alternatives to support the advancement of our oncology programs including HPV 16 positive tumors, in an effort to allow us to partner all our clinical and preclinical assets across all disease areas and indications. Potential strategic partnerships may include, but are not limited to, a partnership, acquisition, merger, business combination, asset sales or other transactions. There can be no assurance that this process will result in us pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms. We have not yet set a timetable for completion of this process and do not intend to comment further unless or until the Board of Directors has approved a definitive course of action, the process is concluded, or it is determined that other disclosure is appropriate.

On September 29, 2023, our Board of Directors approved an additional workforce reduction of approximately 80% of the remaining employees (the “2023 Restructuring Plan”) and ceased substantially all research and development activities to reduce our ongoing operating expenses while we pursue strategic alternatives which may include a sale of the Company or some or all of its assets by the end of 2023. Should a strategic alternative be implemented, we anticipate using available net proceeds to discharge our liabilities and outstanding obligations, distribute the remainder, if any, to stockholders and wind down our operations. Should we be unable to identify and implement a meaningful strategic alternative in a timely manner, our Board of Directors are likely to consider bankruptcy or other dissolution proceedings. In connection with the 2023 Restructuring Plan, we determined to continue to dose existing patients in our clinical programs through November 2023 and to discontinue enrollment of new patients in our clinical trials.

Other Developments

Since our inception, we have focused substantially all of our resources on building our Cell Squeeze technology, establishing and protecting our intellectual property portfolio, conducting research and development activities, developing our manufacturing process and manufacturing product candidate materials, preparing for and initiating clinical trials of our product candidates, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. Through September 30, 2023, we have funded our operations primarily with upfront and milestone payments received under our collaboration agreements with Hoffman La Roche Inc. and F. Hoffman La Roche Ltd. (together, "Roche") and with proceeds from equity and debt offerings, most recently from our initial public offering, or IPO, follow-on public offering of common stock, or the Follow-on Offering, and our at-the market offering facility with Jefferies LLC ("ATM Facility").

Since our inception, we have incurred significant operating losses. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more of our product candidates. We reported a net loss of $58.1 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $333.1 million. Although we anticipate reduced expenses for the remainder of 2023, we expect to continue to incur significant expenses. Currently, market conditions in the biotechnology sector are challenging due to ongoing global and economic uncertainties. Should we be unable to identify and implement a meaningful strategic alternative in a timely manner, our Board of Directors are likely to consider bankruptcy or other dissolution proceedings. In connection with the 2023 Restructuring Plan, we determined to continue to dose existing patients in our clinical programs through November 2023 and to discontinue enrollment of new patients in our clinical trials.

As of November 8, 2023, the issuance date of the interim condensed consolidated financial statements for the three and nine months ended September 30, 2023, included elsewhere in this Quarterly Report on Form 10-Q, based on our recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future and the need to raise additional capital to finance future operations, our management has concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that the condensed consolidated financial statements are issued. See “—Liquidity and Capital Resources.”

Impact of Macroeconomic Conditions

The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including, for example, severely diminished liquidity and credit availability, rising interest and inflation rates, crises involving banking and financial institutions, declines in consumer confidence, declines in economic growth, increases in unemployment rates, uncertainty about economic stability and uncertainty created by geopolitical conflict, war and terrorism. We are monitoring the potential impact of general economic conditions on our business and financial statements. Unstable market and economic conditions or pandemics may have serious adverse consequences on our business, financial condition and results of operations.

On September 29, 2023, as noted above, our the Board of Directors approved a reduction in our workforce by approximately 80% (see Note 12). In addition, we completed an evaluation of the impact of the reduction in the workforce on the carrying value of our long-lived assets, including our headquarters facility operating lease asset. This process included evaluating the estimated remaining lives, significant changes in the use, and potential impairment charges related to its long-lived assets. Based on our evaluation, we determined that the facility operating lease asset was impaired and recorded a $6.0 million charge as of September 30, 2023.

As a result of the impact of the 2023 Restructuring, including the reduction in force and the anticipated cessation of remaining research and clinical activities in the fourth quarter of 2023, we determined that we would no longer require the use of our headquarters facility. As noted in Note 13 “Subsequent Event”, in the interim condensed consolidated financial statements for the three and nine months ended September 30, 2023 included elsewhere in this Quarterly Report on Form 10-Q, on November 6, 2023, in exchange for a commitment that we vacate the facility by mid-November 2023, payment of one quarter of the November 2023 Base Rent, as defined, and certain common area maintenance and utility fees, release of a $2.3 million letter of credit securing our performance under the lease and a lump sum payment of $1.0 million by a certain date following the closing of a strategic transaction, the landlord has agreed to discharge the lease and release us from remaining payment obligations under the lease.. In the event the lump sum is not paid when due, outstanding obligations under the lease will remain in full force.

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

Under the 2018 Roche Agreement, Roche was granted option rights to obtain an exclusive license to develop APC products or products derived from the collaboration programs on a product-by-product basis and to develop a Tumor Cell Lysate, or TCL, product. In July 2023, Roche determined that it would not exercise its option under the 2018 Roche Agreement, to obtain an exclusive license to develop and commercialize the Company’s candidate targeting HPV 16 positive solid tumors under the Company’s SQZ-APC-HPV program. On September 13, 2023, we and Roche agreed to terminate the 2018 Roche Agreement, effective immediately. No early termination penalty was incurred by either party.

During the nine months ended September 30, 2023, as a result of the determination by Roche that it would not exercise its option in relation to the first performance obligation, we concluded that we would incur no further costs to satisfy our performance obligations and as a result we fully recognized the remaining deferred revenue under this agreement. We recognized $0 and $3.5 million during the three months ended September 30, 2023 and 2022, respectively, under this agreement. As of September 30, 2023, we had fully recognized all deferred revenue related to the 2018 Roche Agreement.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. The successful development of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development, including the following:

•
the impact of the 2023 Restructuring Plan on our ongoing activities
•
the timing and progress of preclinical and clinical development activities;
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

Restructuring Charges

Restructuring charges consist primarily of an impairment charge to the Company’s headquarters facility right of use asset, depreciation expense, employee-related charges including forgiveness of the obligation to repay certain retention payments, and salary and one-time termination benefits to the affected employees, and other costs, as a result of the 2023 Restructuring Plan approved by our Board of Directors on September 29, 2023. The 2023 Restructuring Plan included a workforce reduction of approximately 80%. The workforce reduction affected both research and development and general and administrative functions. We may incur additional costs not currently contemplated due to events that may occur because of, or that are associated with, the Restructuring Plan.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	THREE MONTHS ENDED SEPTEMBER 30,
	2023	2022	CHANGE
	(in thousands)
Revenue:
Collaboration revenue	$—	$3,130	$(3,130)
Grant revenue	—	$322	(322)
Total revenue	—	3,452	(3,452)
Operating expenses:
Research and development	10,504	19,631	(9,127)
General and administrative	5,614	6,919	(1,305)
Restructuring charges	7,683	—	7,683
Total operating expenses	23,801	26,550	(2,749)
Loss from operations	(23,801)	(23,098)	(703)
Other income (expense):
Interest income	164	436	(272)
Other income (expense), net	(2)	19	(21)
Total other income, net	162	455	(293)
Net loss	$(23,639)	$(22,643)	$(996)

Revenue

Collaboration revenue decreased by $3.1 million to $0 for the three months ended September 30, 2023, compared to $3.1 million for the three months ended September 30, 2022. The decrease in collaboration revenue was primarily because we had substantially satisfied the majority of the performance obligations related to the 2018 Roche Agreement as of December 31, 2022. Grant revenue decreased by $0.2 million to $0 for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease in grant revenue was because we did not perform any government grant related services during the three months ended September 30, 2023.

Research and Development Expenses

	THREE MONTHS ENDED SEPTEMBER 30,
	2023	2022	CHANGE
	(in thousands)
Direct research and development expenses by program:
SQZ-PBMC-HPV	$591	$2,975	$(2,384)
SQZ-AAC-HPV	2,459	2,003	456
SQZ-eAPC-HPV	2,925	3,567	(642)
Other programs	88	2,211	(2,123)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	3,884	6,336	(2,452)
Facility related	795	1,430	(635)
Laboratory and consumable materials	18	395	(377)
Platform-related external services and other	(256)	714	(970)
Total research and development expenses	$10,504	$19,631	$(9,127)

Research and development expenses decreased by $9.1 million to $10.5 million for the three months ended September 30, 2023, from $19.6 million for the three months ended September 30, 2022. The net decrease was primarily due to the following:

•
SQZ-PBMC-HPV and other program costs decreased by $2.4 million and $2.1 million, respectively, primarily due to the conclusion of patient enrollment in the SQZ-PBMC-HPV clinical trial.

•
SQZ-eAPC-HPV program costs decreased by $0.6 million due to the start of the winding down of the clinical trial in the third quarter of 2023.
•
Personnel-related costs decreased by $2.5 million primarily as a result of the headcount reductions included in the implementation of the 2022 Restructuring Plan in the fourth quarter of 2022.

The decreases in facilities, laboratory and consumable materials and platform-related external services and other costs were due to cost reductions as a result of the implementation of the 2022 Restructuring Plan.

Partially offsetting the above decreases were:

•
SQZ-AAC-HPV program costs increased by $0.5 million primarily as a result of an increase in clinical trial-related costs related to patient enrollment.

General and Administrative Expenses

	THREE MONTHS ENDED SEPTEMBER 30,
	2023	2022	CHANGE
	(in thousands)
Personnel related (including stock-based compensation)	$2,957	$3,780	$(823)
Professional, consultant and patent related costs	1,331	1,282	49
Facility related and other costs	1,326	1,857	(531)
Total general and administrative expenses	$5,614	$6,919	$(1,305)

General and administrative expenses decreased by $1.3 million during the three months ended September 30, 2023 to $5.6 million, compared to $6.9 million for the three months ended September 30, 2022. The decrease was primarily due to cost and headcount reductions as a result of the implementation of the 2022 Restructuring Plan.

Restructuring Charges

Restructuring charges for the three months ended September 30, 2023 were $7.6 million, compared to $0 for the three months ended September 30, 2022. The increase in restructuring charges was primarily due to the following:

•
An impairment charge of $6.5 million in connection with the impairment of the right-of-use asset related to our office facilities based on an assessment using market participant data and the remaining estimated useful life and anticipated use.
•
Personnel-related costs increased by $1.1 million primarily due to $1.1 million related to the elimination of the requirement for affected employees to provide continued service to keep certain retention payments received in 2023 which were subject to claw back in the event of voluntary termination prior to December 31, 2023, and $0.1 million in salary and one-time termination benefits to the affected employees, including healthcare benefits to be paid in the fourth quarter of 2023.
•
Depreciation expense increased by $0.5 million due to accelerated depreciation expense as a result of reducing the estimated useful lives and accelerating the depreciation expense for certain equipment that will no longer be required and will be disposed of.

Interest Income

Interest income for the three months ended September 30, 2023 and 2022 was $0.2 million and $0.4 million, respectively. The decrease in interest income was due to our lower average cash and equivalents balances during 2023 as compared to 2022.

Other Income (Expense), Net

Other income (expense), net for both the three months ended September 30, 2023 and 2022 was not significant.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	CHANGE
	(in thousands)
Revenue:
Collaboration revenue	$178	$9,011	$(8,833)
Grant revenue	—	524	(524)
Total revenue	$178	$9,535	$(9,357)
Operating expenses:
Research and development	36,209	55,401	(19,192)
General and administrative	15,566	20,789	(5,223)
Restructuring charges	7,567	—	7,567
Total operating expenses	59,342	76,190	(16,848)
Loss from operations	(59,164)	(66,655)	7,491
Other income (expense):
Interest income	1,009	608	401
Other income (expense), net	59	130	(71)
Total other income, net	1,068	738	330
Net loss	$(58,096)	$(65,917)	$7,821

Revenue

Collaboration revenue decreased by $8.8 million to $0.2 million for the nine months ended September 30, 2023, compared to $9.0 million for the nine months ended September 30, 2022 The decrease in revenue was primarily because we had substantially satisfied the majority of the performance obligations related to the 2018 Roche Agreement as of December 31, 2022. Grant revenue decreased by $0.5 million to $0 for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease in grant revenue was because we did not perform any government grant related services during the nine months ended September 30, 2023.

Research and Development Expenses

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	CHANGE
	(in thousands)
Direct research and development expenses by program:
SQZ-PBMC-HPV	$2,502	$7,193	$(4,691)
SQZ-AAC-HPV	7,506	4,889	2,617
SQZ-eAPC-HPV	11,157	9,622	1,535
Other programs	1,461	8,557	(7,096)
Unallocated research and development expenses:
Personnel related (including stock-based compensation)	9,732	17,604	(7,872)
Facility related	3,092	4,149	(1,057)
Laboratory and consumable materials	52	1,041	(989)
Platform-related external services and other	707	2,346	(1,639)
Total research and development expenses	$36,209	$55,401	$(19,192)

Research and development expenses decreased by $19.2 million to $36.2 million for nine months ended September 30, 2023, from $55.4 million for the nine months ended September 30, 2022. The net decrease was primarily due to the following:

•
SQZ-PBMC-HPV and other program costs decreased by $4.7 million and $7.1 million, respectively, primarily due to the conclusion of patient enrollment in the SQZ-PBMC-HPV clinical trial and the reprioritization of our clinical portfolio in order to focus on the SQZ-eAPC-HPV and SQZ-AAC-HPV programs.
•
Personnel-related costs decreased by $7.9 million primarily as a result of the headcount reductions included in the implementation of the 2022 Restructuring Plan in the fourth quarter of 2022.

The decreases in facilities, laboratory and consumable materials and platform-related external services and other costs were due to cost reductions as a result of the implementation of the 2022 Restructuring Plan.

Partially offsetting the above decreases were:

•
SQZ-AAC-HPV program costs increased by $2.6 million primarily as a result of an increase in allocated manufacturing costs and clinical trial-related costs related to patient enrollment.
•
SQZ-eAPC-HPV program costs increased by $1.5.million due to an increase in clinical trial-related costs related to patient enrollment.

General and Administrative Expenses

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	CHANGE
	(in thousands)
Personnel related (including stock-based compensation)	$7,773	$10,887	$(3,114)
Professional, consultant and patent related costs	3,522	4,384	(862)
Facility related and other costs	4,271	5,518	(1,247)
Total general and administrative expenses	$15,566	$20,789	$(5,223)

General and administrative expenses decreased by $5.2 million during the nine months ended September 30, 2023 to $15.6 million, compared to $20.8 million for the nine months ended September 30, 2022. The decrease was primarily due to cost and headcount reductions as a result of the implementation of the 2022 Restructuring Plan.

Restructuring Charges

Restructuring charges for the nine months ended September 30, 2023 were $7.7 million, compared to $0 for the nine months ended September 30, 2023. The increase in restructuring charges was primarily due to the following:

•
An impairment charge of $6.5 million in connection with the impairment of the right-of-use asset related to our office facilities based on an assessment using market participant data and the remaining estimated useful life and anticipated use.
•
Personnel-related costs increased by $1.1 million primarily due to the elimination of the requirement for affected employees to provide continued service to keep certain retention payments received in 2023 which were subject to claw back in the event of voluntary termination prior to December 31, 2023, and $0.1 million in salary and one-time termination benefits to the affected employees, including healthcare benefits to be paid in the fourth quarter of 2023.
•
Depreciation expense increased by $0.5 million due to accelerated depreciation expense as a result of reducing the estimated useful lives and accelerating the depreciation expense for certain equipment that will no longer be required and will be disposed of.

Interest Income

Interest income for the nine months ended September 30, 2023 and 2022 was $1.0 million and $0.6 million, respectively. The increase in interest income was due to the increase in average interest rates in 2023 despite lower average cash and equivalents available for investment.

Other Income (Expense), Net

Other income (expense), net for both the nine months ended September 30, 2023 and 2022 was not significant.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for the next several years, if at all. Through September 30, 2023, we have funded our operations primarily with payments received in connection with collaboration agreements, proceeds from equity and debt financing, most recently, with proceeds from our IPO, Follow-On Offering and our at-the market offering facility with Jefferies LLC ("ATM Facility"). As of September 30, 2023, we had cash and cash equivalents of $10.2 million. We maintain the majority of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(53,574)	$(62,789)
Net cash provided by (used in) investing activities	58	(387)
Net cash provided by financing activities	—	3,902
Net decrease in cash, cash equivalents and restricted cash	$(53,516)	$(59,274)

Operating Activities

During the nine months ended September 30, 2023, operating activities used $53.6 million of cash, primarily resulting from our net loss of $58.1 million and changes in our operating assets and liabilities of $12.2 million, partially offset by net non-cash charges of $16.8 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2023 consisted of a $6.0 million decrease in operating lease liabilities, a $2.6 million decrease in prepaid expenses and other current assets, a $4.5 million decrease in accrued expenses, including the payment of approximately $2.8 million of restructuring costs.

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

Investing Activities

During the nine months ended September 30, 2023, net cash provided by investing activities was $58 thousand consisting of proceeds from disposal of equipment, offset by purchases of property and equipment. During the nine months ended September 30, 2022, net cash used by investing activities was $0.4 million consisting of purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $0.

During the nine months ended September 30, 2022, net cash provided by financing activities was $3.9 million consisting of proceeds from the ATM Facility, employee stock purchase plan issuances, and stock option exercises during the period.

Funding Requirements

On September 29, 2023,our Board of Directors approved the 2023 Restructuring Plan, which included (i) an additional workforce reduction of approximately 80% of the remaining employees and (ii) ceased substantially all research and development activities to reduce our ongoing operating expenses while we pursue strategic alternatives which may include a sale of the Company or some or all of its assets by the end of 2023. Should a strategic alternative be implemented, we anticipate using available net proceeds to discharge our liabilities and outstanding obligations, distribute the remainder, if any, to stockholders and wind down our operations. Should we be unable to identify and implement a meaningful strategic alternative in a timely manner, our Board of Directors are likely to consider bankruptcy or other dissolution proceedings. In connection with the 2023 Restructuring Plan, we determined to continue to dose existing patients in our clinical programs through November 2023 and to discontinue enrollment of new patients in our clinical trials.

As of September 30, 2023, we had an accumulated deficit of $333.1 million. During the nine months ended September 30, 2023, we recorded a net loss of $58.1 million. In addition, during the nine months ended September 30, 2023 we used $53.5 million in operating and investing activities resulting in a cash and cash equivalents balance of $10.2 million as of September 30, 2023. We expect that our operating losses and negative cash flows will continue for the foreseeable future. Based on our currently forecasted operating plan, which reflects reduced quarterly spending for the remainder of 2023 as compared to the corresponding quarters in 2022, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. Therefore, based on our recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future and the need to raise additional capital to finance future operations, as of November 8, 2023, the issuance date of the interim condensed consolidated financial statements for the three and nine months ended September 30, 2023, included elsewhere in this Quarterly Report on Form 10-Q, management has concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that the condensed consolidated financial statements are issued. We are working to mitigate this risk, which primarily by reducing cash expenditures and exploring opportunities to raise additional capital through some combination of strategic transactions and reducing cash expenditures. Should the Company be unable to identify and implement a meaningful strategic alternative or raise additional capital in a timely manner, the Company’s Board of Directors is likely to consider bankruptcy or other dissolution proceedings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2023, we had cash and cash equivalents of $10.2 million, which consisted of cash and money market funds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these balances, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may be unable to realize expected benefits from our restructuring plan and we may need to pursue bankruptcy or dissolution if we are not able to identify and implement a meaningful strategic alternative in a timely manner.

On September 29, 2023, our Board of Directors approved the 2023 Restructuring Plan, which includes a workforce reduction of approximately 80% of our employees, ceasing substantially all research and development activities to reduce our ongoing operating expenses, and other cost saving measures, such as the discharge of our headquarters facilities lease, while we pursue strategic alternatives, which may include a sale of the Company or some or all of our assets.

We may undertake further restructuring actions or workforce reductions in the future. These types of restructuring and cost reduction activities are complex and may result in unintended consequences and costs, including decreased employee morale, loss of institutional knowledge and expertise, and potential impacts on financial reporting. They could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel. Should a strategic alternative be implemented, we anticipate using available net proceeds to discharge our liabilities and outstanding obligations, distribute the remainder, if any, to stockholders and wind down our operations. Should we be unable to identify and implement a meaningful strategic alternative in a timely manner, our Board of Directors is likely to consider bankruptcy or other dissolution proceedings. If we do not successfully manage our current restructuring plan or other similar activities that we may undertake in the future, or if we fail to identify and implement a meaningful strategic alternative in a timely manner, our business, financial condition, and results of operations may be materially adversely affected and we may need to pursue bankruptcy or dissolution.

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

The Roche Agreement was important to our business. As a result of the termination of the Roche Agreement, the development and commercialization of certain of our product candidates could be materially delayed and our business will be adversely affected.

In July 2023, Roche determined that it will not exercise its option under the Roche Agreement to obtain an exclusive license to develop and commercialize the Company’s candidate targeting HPV 16 positive solid tumors under our SQZ-APC-HPV program. On September 13, 2023, the Company and Roche agreed to terminate the 2018 Roche Agreement, effective immediately. No early termination penalty was incurred by either party. As of September 13, 2023, we regained full clinical development and future commercialization rights for our programs targeting HPV 16 positive tumors. In connection with this determination, we intend to explore potential strategic alternatives to support the advancement of our oncology programs including HPV 16 positive tumors, in an effort to allow us to partner all our clinical and preclinical assets across all disease areas and indications. Potential strategic partnerships may include, but are not limited to, a partnership, acquisition, merger, business combination, or other transaction. There can be no assurance that this process will result in us pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms or at all. Should a strategic alternative be implemented, we anticipate using available net proceeds to discharge our liabilities and outstanding obligations, distribute the remainder, if any, to stockholders and wind down our operations. Should we be unable to identify and implement a meaningful strategic alternative in a timely manner, our Board of Directors is likely to consider bankruptcy or other dissolution proceedings.

Termination of the Roche Agreement has caused significant delays in any development and commercialization efforts we undertake for our SQZ APC platform in oncology as we would need to expand our internal capabilities or enter into another collaboration agreement to compensate for the loss in funding and clinical development support from Roche. Any suitable alternative agreement may take considerable time to negotiate and may also be on less favorable terms to us. Whether or not we identify another suitable collaborator, we would need to seek additional financing to continue development in oncology, or we may be forced to discontinue development of our product candidates in oncology either of which could have a material adverse effect on our business. Further, On September 29, 2023, our Board of Directors approved the 2023 Restructuring Plan and ceased substantially all research and development activities to reduce our ongoing operating expenses while we pursue strategic alternatives. See “—We may be unable to realize expected benefits from our restructuring plan and we may need to pursue bankruptcy or dissolution if we are not able to pursue one or more strategic alternatives.”

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 1.01 - Entry into a Material Definitive Agreement and Item 1.02 - Termination of a Material Definitive Agreement.

On November 6, 2023, as a result of the impact of the 2023 Restructuring, including the reduction in force and anticipated cessation of remaining research and clinical activities in the fourth quarter of 2023, the Company entered into an agreement (the “Agreement”) with Arsenal Yards Core Holding LLC, successor in interest under the lease to Arsenal Yards Holding LLC (the “Landlord”), the landlord of the Company’s headquarters facility (the “Premises”).

Under the Agreement, Landlord has agreed to terminate the lease for the Premises (the “Lease”), subject to certain terms and conditions, including that the Company will (i) vacate the Premises on or before November 15, 2023, (ii) pay to the Landlord at least 25% of the November 2023 Base Rent (as defined in the Lease) and certain common area maintenance and utility fees, (iii) release a letter of credit for $2.3 million securing the Company’s performance under the Lease, and (iv) pay to the Landlord a lump sum payment of $1.0 million (the “Payment”) following the closing of a strategic transaction by February 1, 2024 subject to extension upon request to April 1, 2024. Following the making of the Payment, Landlord has agreed to discharge the Lease and release the Company from remaining payment obligations under the Lease.

In the event the Payment is not made by April 1, 2024, outstanding obligations under the Lease will remain in full force and effect and Landlord’s agreement to terminate the Lease will be null and void.

The foregoing descriptions of the Lease and the Agreement do not purport to be complete and are subject to and qualified in their entirety by reference to the Lease and the Agreement. A copy of the Lease was filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on October 26, 2020 and is incorporated herein by reference. A copy of the Agreement is attached hereto as Exhibit 10.6 to this Quarterly Report on Form 10-Qand is incorporated herein by reference..

(b) None.

(c) Not applicable.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation of SQZ Biotechnologies Company.	8-K	001-39662	3.1	11/04/2020

3.2	Amended and Restated Bylaws of SQZ Biotechnologies Company.	S-1/A	333-249422	3.4	10/26/2020

4.1	Amended and Restated Investors’ Rights Agreement, dated as of December 19, 2019, as amended.	S-1	333-252889	4.1	02/09/2021

4.2	Specimen Stock Certificate.	S-1/A	333-249422	4.2	10/26/2020

10.1	Amended Non-Employee Director Compensation Program					*

10.2	Transition Agreement between the Registrant and Howard Bernstein, dated October 3, 2023					*

10.3	Transition Agreement between the Registrant and Richard Capasso, dated October 3, 2023					*

10.4	Transition Agreement between the Registrant and Lawrence Knopf, dated October 3, 2023					*

10.5	Transition Agreement between the Registrant and Marshelle Smith Warren, dated October 3, 2023					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	Instance Document – the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)	*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SQZ Biotechnologies Company

Date: November 8, 2023	By:	/s/ Howard Bernstein, MD, Ph.D.
Howard Bernstein, MD, Ph.D.
Interim Chief Executive Officer
(principal executive officer)

Date: November 8, 2023	By:	/s/ Richard Capasso
Richard Capasso
Chief Accounting Officer
(principal financial officer)